Form 10KSB
period 2002-12-31
NUCOTEC INC
filed 2003-03-28
CIK 1168895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:

NUCOTEC, INC.

(Name of Small Business Issuer as specific in its Charter)

Nevada	94-3409645
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1080 S.E. 3rd Avenue, Ft. Lauderdale, Florida	33316
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:  (954) 356 8111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes ☒  No ☐

For the fiscal year ended December 31, 2002, the Company’s revenue was $6,068.

As of March 28, 2003, the number of shares of Common Stock outstanding was 6,076,000.  The aggregate market value of the Company’s Common Stock held by non-affiliates as of March 28, 2003 was $-0- as the Company’s Common Stock is not presently quoted or trading on any quotation system or exchange.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443) is incorporated in Part IV, Item 13(a).

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Nucotec, Inc. was incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty’s Warehouse, Inc.  Nucotec owns 80% of Salty’s Warehouse.  Other than its ownership of Salty’s Warehouse, Nucotec has no other business operations.

Salty’s Warehouse

Salty’s Warehouse, Inc. was incorporated in Florida on July 16, 1998 and is engaged in selling name brand consumer products over the Internet.  Salty’s Warehouse focuses on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although Salty’s Warehouse also sells assorted other goods such as watches, sunglasses and sports games.  Some of the brand names currently offered by Salty’s Warehouse include:  Compaq®, Revo®, MB Quart®, Kicker®, Poly Planar®, Sony®, Panasonic®, Harman Kardon®, Panamax®, Seiko® and Movado®.

On May 10, 2002, two of the Salty’s Warehouse founders , Steve Hudson and Earl Shannon owned 100% of the outstanding stock of Salty’s Warehouse and sold 80% of this outstanding stock to Nucotec, through a Plan of Reorganization and Acquisition.  As consideration for their shares, Steve Hudson and Earl Shannon each received 456,000 Nucotec shares, representing 15% of the outstanding shares of the company on a fully diluted basis.  The agreement also provided for Steve Hudson and Earl Shannon to each retain 10% of Salty’s outstanding shares.

In addition to serving as our President and as one of our directors, Earl Shannon is the President, Secretary, Treasurer and sole director of Salty’s.  Steve Hudson is our Secretary and one of our directors.

Marketing and Distribution

Salty’s Warehouse sells its products over the Internet.  Salty’s Warehouse is hosted by Yahoo!® Store.

With the exception of its inclusion on the Yahoo Shopping directory, Salty’s does not spend money on advertising, but instead relies on customer referrals and Internet search engine search results.

Our management believes that satisfied customers may refer new customers to Salty’s through direct referral or by posting on message boards.  Additionally, our management believes that Salty’s five star rating with Yahoo Stores may be attractive to new customers.

At no cost to Salty’s Warehouse, the Salty’s Warehouse  web site is listed by a number of the Internet search engines and directories, including Yahoo, Yahoo Store, Yahoo Shopping, Google, Hotbot, Altavista, Dogpile, Overture, and Fastsearch.

Salty’s Warehouse does not own or store the items listed for sale on its web site in inventory. Rather, all items are held in stock from the suppliers we purchase them from.  When we receive an order for a product, we fax it to the supplier that is providing this product on our behalf. This supplier ships the product directly to the ordering customer and invoices us at the time of shipment with 30 day terms.  We obtain products through relationships with suppliers or we seek suppliers based on customer inquiries regarding specific products.

The hosting of our website by Yahoo!® Store is subject to an ongoing month-to-month merchant service agreement between Salty’s Warehouse and Yahoo! Store.  This agreement requires Salty’s Warehouse to pay Yahoo!® Store a hosting fee in the amount of $49.95 per month, a monthly insertion fee in the amount of $0.10 for every product we make available for sale, a monthly transaction fee equal to 0.5% of total revenue generated and a monthly revenue share fee equal to 3.5% of revenue generated from any transactions stemming from traffic coming from the Yahoo!® Shopping directory on the www.yahoo.com web site.

In addition to the consumer goods, Salty’s Warehouse, in cooperation with International Yacht Collection, may offer yachts for sale on its web site. International Yacht Collection is the selling broker of these yachts and in the event that it sells through Salty’s Warehouse, Salty’s Warehouse will receive 1.25% of the selling price.  In the future, Salty’s may offer for sale on its web site other  yachts and products of International Yacht Collection on a similar basis through a written agreement which is terminable upon 30 days’ prior notice by either party.  International Yacht Collection is a yacht brokerage company owned by Harris W. Hudson, who is one of our stockholders and the father of our Secretary and director, Steven W. Hudson.  Also, Steven W. Hudson’s parents are the owners of the yacht currently listed for sale on the Salty’s website.  See “Certain Relationships and Related Transactions.”

Security Measures

Salty’s Warehouse has not implemented any technical measures on its web site to safeguard the data of its customers other than those provided by Yahoo Stores as part of its hosting service for the Salty’s Warehouse website.

Privacy Policy

Salty’s Warehouse has adopted a privacy policy, posted on its web site, that it will not share personal information collected from its customers with outside parties except to the extent necessary to complete an order.

Principal Suppliers

Our principal suppliers are Sawgrass Distributors, Inc., Esha, Inc., and U.S. Imaging Solutions.  We do not have any written agreements with them.  These suppliers ship products purchased on our web site directly to our purchasers.

Intellectual Property

On April 2, 2002, Salty’s Warehouse filed a trademark application for “Salty’s Warehouse,” Serial Number 76234037, with the U.S. Patent and Trademark Office but there is no guarantee that this trademark will be registered with the U.S. Patent and Trademark Office.  At this time, neither Nucotec nor Salty’s Warehouse has any other trademark, copyright or patent protection.  In the event Salty’s Warehouse is unable to acquire the trademark, “Salty’s Warehouse,’ Salty’s Warehouse  will find it difficult to enforce any claim to exclusive use of this term and making it possible for competitors to use it.

Competition

Although Salty’s Warehouse faces intense competition from numerous other Internet retailers, we believe that Salty’s Warehouse can compete on the basis of quality of service and providing products at low prices.

We believe that Salty’s Warehouse can compete on the basis of quality service by having its suppliers timely ship ordered products, by quickly and courteously responding to any customer inquiries or complaints, and by selling products with which customers will be satisfied. Salty’s Warehouse enjoys a five star customer service rating with Yahoo!®.  This means that Salty’s Warehouse participates in the Yahoo!® Customer Rating Program, and that customers who have ordered from Salty’s Warehouse have given it high ratings.

We believe that Salty’s Warehouse can compete on the basis of price by keeping prices low.  Because Salty’s Warehouse does not maintain an inventory and has its suppliers ship products directly to customers, Salty’s Warehouse has a low overhead relative to many other stores.

However, many of Salty’s Warehouse’s competitors are substantially larger, better financed and have superior resources compared to Salty’s Warehouse.  Therefore, there is no guarantee that Salty’s Warehouse will be able to successfully compete with them.

Salty’s Warehouse has numerous competitors.  Some of Salty’s Warehouse’s competitors are sizeable companies selling a large variety of products, including products that compete with Salty’s Warehouse both on the Internet and through “bricks and mortar” stores. Competitors in this category include Costco, Target, Kmart, Sears and Walmart.

Salty’s Warehouse also faces competition from companies specializing in selling consumer electronic products, both on the Internet and through bricks and mortars stores. Competitors in this category include Radio Shack, Circuit City and Best Buy.

Another category of competitors is companies that sell competing products only online, such as Overstock.com, Amazon.com, and Audio Direct.

Employees

As of the date hereof, we had a total of three employees and Salty’s Warehouse had a total of two employees.  If necessary, we hire seasonal workers on an as-needed basis.  We do not anticipating hiring any additional employees during calendar year 2003.  The Company hires independent contractors on an “as needed” basis only.  The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory.

ITEM 2.     PROPERTIES

Our offices as well as the offices and storage space of Salty’s Warehouse encompass 800 square feet located in a downtown Ft. Lauderdale, Florida in a building owned by Hudson Capital Group.  Our management believes these premises are in good condition.  Hudson Capital Group allows us to use this space free of charge.  Although the Hudson Capital Group can revoke our right to use this space at any time, we have been informed by its principal, Steven Hudson, that the  Hudson Capital Group intends to allow us to continue using the space free of charge for the foreseeable future.  However, should we be evicted from the space, we would need to relocate to new facilities and may lack the funds to do this.

ITEM 3.     LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us or Salty’s Warehouse.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is not currently quoted or traded on any public securities quotation system or exchange.

Holders

As of March 28, 2003, there were 35 shareholders holding certificated securities.  The Company’s transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

Dividends

The Company has not paid any dividends on its Common Stock since its inception and does not anticipate or contemplate paying cash dividends in the foreseeable future.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s financial statements, including the notes thereto, appearing elsewhere in this Report.

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “COULD,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “PLAN,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON

THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

Overview

Nucotec, Inc was incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty’s Warehouse, Inc., which sells consumer electronics products and other name brand consumer products over the Internet.

On May 10, 2002, Nucotec entered into a Plan of Reorganization, whereby, Nucotec acquired 80% of the outstanding common stock of Salty’s Warehouse (see a discussion of this transaction under “Business”).  This business combination has been accounted for in a manner similar to pooling of interest, whereby the carrying value of the net assets of Salty’s Warehouse was transferred to Nucotec, pursuant to FASB 141 — “Business Combinations.”  The accompanying consolidated financial statements have been restated to present the financial information of the combined entities as of the beginning of the earliest period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Results of Operations for the Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001 (Audited).

Revenue.

Our net revenue was $6,068 for the year ended December 31, 2002 compared to $14,834 for the year ended December 31, 2001.  All revenues were from the sale of products on the Salty’s Warehouse web site.  This drastic decrease in our revenues is primarily the result of a slowing economy and the competitive environment that we operate in.  While we believe that revenues will eventually increase, there can be absolutely no assurance that we will achieve profitability or any other results expressed or implied in any forward looking statements.  Our net revenue is net of the wholesale price and shipping charges paid by Salty’s Warehouse to its suppliers for products sold on the web site.  In the beginning of 2002, Yahoo! Started charging Salty’s Warehouse a half percent transaction based fee for every product sold over the web site, further increasing these costs netted against revenues.

Operating Expenses.

Our total operating expenses for the year ended December 31, 2002 were $42,481 compared to $10,425 for the year ended December 31, 2001.  Expenses consisted primarily of general operating expenses and professional fees.  The increase in general operating expenses from 2001 to 2002 is mostly due to legal and accounting fees incurred in 2002 in connection with our Registration Statement on Form SB-2.

Net Income (Loss).

We had a net loss of $36,413 or basic and diluted net loss per common share of $0.01 for the year ended December 31, 2002 compared to a net income of $4,409 or basic and diluted net income per common share of $0.00 for the year ended December 31, 2001.

Liquidity And Capital Resources.

As of December 31, 2002, we had a net working capital deficit of $9,838 as compared with positive working capital of $26,575 at December 31, 2001.  In the fourth quarter of 2002, we borrowed $15,000 from our management, pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on October 18, 2003.  (See “Certain Relationships and Related Transactions.”)  In the fourth quarter of 2001, we raised $16,000 by selling 64,000 shares of our common stock to 30 accredited investors.

Net cash used provided by operating activities was $34,857 for the year ended December 31, 2002 compared to net cash provided by operating activities of $4,342 for the year ended December 31, 2001.

Salty’s Warehouse generally does not hold the products we sell in inventory (see “Business”).  Net revenue as an agent from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) is recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.  At the time a customer orders a product on our web site, the customer pays for the product by credit card.  If the credit card is Visa or Mastercard we usually receive the funds within twenty-four hours.  However if the credit card is American Express or Discover, we receive the funds as part of an aggregated payment from the respective credit card company once a month.  The supplier invoices us when the product is actually shipped on terms requiring us to pay within 30 days.  So in most transactions, we will have already received payment from the customer before we must pay the supplier for the product that this customer has ordered.  Therefore, we do not have any significant requirements for capital to fund replenishing inventory.

Our only internal sources of liquidity are our bank accounts and the future revenues we may receive from the sale of products on our web site.  Our only external source of liquidity is loans from our management.  We do not have any material commitments for capital expenditures.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business.  However, we believe cash generated from net revenues, together with the $15,000 loaned to us by management, will be sufficient to fund all or our general and administrative expenses for the next twelve months.

Fluctuations in Operating Results; Seasonality

Annual and quarterly fluctuations in our results of operations may be caused by the timing and quantity of orders from our customers.  Our future results also may be affected by a number of factors, including our ability to offer our products at competitive prices and to anticipate customer demands.  Our results may also be affected by economic conditions in the geographical areas in which we operate.  All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses.  Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

Inflation

We believe that our revenue and results of operations have not been significantly impacted by inflation since we began operations.

ITEM 7.               FINANCIAL STATEMENTS.

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Earl T. Shannon	35	President, Director
Steven W. Hudson	33	Secretary, Director
Scott W. Bodenweber	31	Chief Financial Officer, Director

Earl T. Shannon, President, Director.   Mr. Shannon has been an Officer and Director of both Nucotec and Salty’s Warehouse since the inception of each company.   Additionally, Mr. Shannon was an Officer and Director of PageActive Holdings, Inc. from June 8, 1999 to July 11, 2001, during which time PageActive Holdings, Inc. was a “blank check company”- a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies.  From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida. Winthrop Venture Management, Inc. currently owns approximately 37.8% of our outstanding common stock. Winthrop Venture Management, Inc. is also the General Partner of the Winthrop Venture Fund, Ltd., a private investment fund.

Steven W. Hudson, Secretary, Director.   Mr. Hudson has been an Officer and Director of Nucotec since its inception.  Mr. Hudson has served as Vice President of Salty’s Warehouse since March 15, 1999.  Additionally, Mr. Hudson has served as President and CEO of International Yacht Collection since May 1999.  International Yacht Construction specializes in new construction, brokerage, charter, crew placement and yacht management for vessels 80 feet long and over.  Since June 1997, Mr. Hudson also has served as President and CEO of Hudson Capital Group, a private investment firm.  From August 1995 through May 1999, Mr. Hudson served as Division Vice President for Republic Services, Inc., a leading provider of environmental services for commercial, industrial, municipal and residential customers.  From September 1991 through August 1995, Mr. Hudson held various positions with Hudson Management Corp, a holding company for several solid waste services companies located in Florida.  Mr. Hudson graduated from Southern Methodist University with a Bachelor of Arts degree in Business Economics.

Scott W. Bodenweber, Chief Financial Officer, Director.  Mr. Bodenweber has been an Officer and Director of Nucotec since its inception.  From June 1997 and continuing through the present, Mr. Bodenweber has been the Controller of Hudson Capital Group, an investment firm in Fort Lauderdale, FL.  From February 1995 through May 1997, he was employed with Keefe, McCullough & Co., a CPA firm in Ft Lauderdale, FL.  Mr. Bodenweber graduated from Florida State University in 1994 with Bachelor of Science Degrees in both Accounting and Finance.  He is a licensed Certified Public Accountant in the State of Florida.

Each of our officers and directors spend approximately five to ten hours on an as-needed basis handling our business operations. Each officer and director is responsible for attending a weekly sales meeting lasting one to two hours.

Directors serve until the next annual meeting or until their successors are qualified and elected.  Officers serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  The Company believes that all Reporting Persons have complied on a timely basis with all filing requirements applicable to them.

ITEM 10.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers for the fiscal years ended December 31, 2002 and December 31, 2001.

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			Awards		Payouts
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Earl T. Shannon, President	2002	$0	$0	$0	$0	0	$0	$0
	2001	$0	$0	$0	$0	0	$0	$0
Steven W. Hudson, Secretary	2002	$0	$0	$0	$0	0	$0	$0
	2001	$0	$0	$0	$0	0	$0	$0
Scott W. Bodenweber, CFO	2002	$0	$0	$0	$0	0	$0	$0
	2001	$0	$0	$0	$0	0	$0	$0

None of our officers or directors is currently receiving any compensation for their services.  We have not issued any options or SAR grants since our inception.

Compensation of Directors

Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the shares of the Company’s outstanding Common Stock beneficially owned as of the date hereof by (i) each of the Company’s directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially more than 5% of the Company’s Common Stock based upon 6,076,0002 issued common shares.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership(2)		Percent Ownership

Earl T. Shannon, President, Director	2,759,000	(3)	45.4%
Steven W. Hudson, Secretary, Director	2,759,000	(4)	45.4%
Scott W. Bodenweber, Chief Financial Officer, Director	516,000	(5)	8.5%
All directors and executive officers as a group (3 individuals)	6,034,000		99.3%

(1)  C/o the Company’s address unless otherwise noted.

(2)  Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)  Includes shares held in the name of Winthrop Venture Management, Inc., Alpine Mercantile, Inc., ESHA, Inc., and Don Marcos Trading Company.

(4)  Includes shares held in the name of Lady Jean Charters, Inc., Briland Properties, Inc., Mustang Properties, Inc., and Dunmore Properties, Ltd.

(5)  Includes shares held in the name of Briland Properties, Inc., Mustang Properties, Inc., and Dunmore Properties, Ltd.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 1, 2002, Salty’s Warehouse bought back 10 shares of Salty’s Warehouse each from Mark Shannon and Ronald Shannon for $30 per share, counting $290 in paid-in capital by each of them. At the time of this transaction, these shares represented 20% of the outstanding shares of Salty’s Warehouse.  These shares were cancelled by Salty’s Warehouse.

Earl T. Shannon, Steven W. Hudson, Mark R. Shannon, Ronald J. Shannon are promoters of Salty’s Warehouse as defined by the Securities and Exchange Commission.  The only items of value received by them from Salty’s Warehouse is the stock they were issued by Salty’s and any consideration they have received from sales of this stock.  On July 16, 1998, Earl T. Shannon, Mark R. Shannon and Ronald Shannon each received 33.333 shares, representing in the aggregate 100% of Salty’s Warehouse at par value for services rendered.  The determination of the value of their services was made by Earl T. Shannon, Mark R. Shannon and Ronald Shannon as the shareholders of Salty’s Warehouse.  On March 15, 1999, they redistributed this stock such that Earl T. Shannon and Steven W. Hudson each received 40 shares and Mark R. Shannon and Ronald J. Shannon each received 10 shares.  Subsequently Mark R. Shannon and Ronald J. Shannon each sold all of their shares back to Salty’s Warehouse for $30 per share and Earl T. Shannon and Steven W. Hudson sold 80% of their shares to Nucotec in return for 456,000 Nucotec shares, representing 15% of the outstanding shares of Nucotec on a fully diluted basis

On May 10, 2002, we acquired an 80% interest in Salty’s Warehouse from Earl T. Shannon and Steven W. Hudson. In return, Earl T. Shannon and Steven W. Hudson each received 456,000 shares our common stock, which in the aggregate was equal to 15% of our outstanding shares on a fully diluted basis.  See a discussion of this transaction under “Business.”  Earl T. Shannon is our President and one of our directors. Steven W. Hudson is our Secretary and one of our directors.

Steven W. Hudson is a principal of Hudson Capital Group, which furnishes us with office space and storage space on a rent-free basis.

On October 18, 2002, we borrowed $15,000 from Earl T. Shannon and Steven W. Hudson, pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on October 18, 2003.

On its web site, Salty’s Warehouse currently advertises for sale a $7,800,000 yacht. International Yacht Collection, a yacht brokerage company, is the listing broker of this yacht. If the yacht sells through Salty’s Warehouse, Salty’s Warehouse will receive 1.25% of the selling price and International Yacht Collection will receive between 1%-6% of the selling price, dependent upon whether the yacht is sold by an International Yacht Collection agent, in which case International Yacht Collection will receive 3%-6% or by another unaffiliated agent, in which case International Yacht Collection will receive 1%-3%.  In the future, Salty’s Warehouse may offer for sale other products of International Yacht Collection on a similar basis.  International Yacht Collection is owned by Harris W. Hudson, who is one of our stockholders as well as the father of our Secretary and director, Steven W. Hudson.  The yacht is owned by Steven W. Hudson’s parents.  Additionally, Steven W. Hudson is the President and CEO of International Yacht Collection.  Steven W. Hudson has advised the Company that he will not be personally receiving any commission from the sale of the yacht.

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1	Corporate Charter of Nucotec, Inc., dated October 8, 2001*
3.2	Bylaws of Nucotec, Inc., dated October 8, 2001*
10.1	Plan of Reorganization and Acquisition, dated May 10, 2002*
10.2	Yahoo! Store Merchant Service Agreement*
10.3	Promissory Note for Steven W. Hudson, executed October 18, 2002*
10.4	Promissory Note for Earl T. Shannon, executed October 18, 2002*
10.5	Commission Agreement with International Yacht Collection, dated May 11, 2000*
21.1	List of Subsidiaries of Nucotec, Inc.*
23.1	Consent of Stonefield Josephson, Inc.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

*Incorporated by reference from the Company’s Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443).

ITEM 14           CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

NUCOTEC, INC.

DATED: March 31, 2003	By:	/s/ Earl T. Shannon
Earl T. Shannon
President, Director
(Principal Executive Officer)

DATED: March 31, 2003	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber
Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF PRESIDENT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nucotec, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Earl T. Shannon, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Earl T. Shannon
Earl T. Shannon, President
March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nucotec, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Scott W. Bodenweber, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)          I have reviewed the Report;

(2)          Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

(3)          Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

(4)          I and the other certifying officers of the Company:

a.               are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b.              have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c.               have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of the Report; and

d.              have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

(5)          I and the other certifying officers have disclosed to the Company’s auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

(6)          I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Scott W. Bodenweber
Scott W. Bodenweber, Chief Financial Officer
March 31, 2003

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Nucotec, Inc. and Subsidiary

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Nucotec, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of income (operations), stockholders’ equity (deficit) and cash flows for the two years in the period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucotec, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of material revenue, has incurred a net loss of $36,413 in 2002, and has a negative working capital and net capital deficit of $9,838, all of which raise a substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 24, 2003

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002

ASSETS
Current assets:
Cash	$10,113
Accounts receivable	58
Other current assets	202

Total current assets		$10,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,211
10% Notes payable, related parties, due on October 18, 2003	15,000

Total current liabilities		$20,211

Stockholders’ deficit:
Common stock; $.001 par value; 10,000,000 shares authorized; 6,076,000 shares issued and outstanding	6,076
Additional paid-in capital	17,424
Accumulated deficit	(33,338)

Total stockholders’ deficit		(9,838)

		$10,373

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

	Year ended December 31, 2002	Year ended December 31, 2001

Net revenue	$6,068	$14,834

Operating expenses	42,481	10,425

Net income (loss)	$(36,413)	$4,409

Weighted average number of common shares outstanding - basic and diluted	6,076,000	2,219,000

Net income (loss) per share - basic and diluted	$(0.01)	$0.00

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2002 AND 2001

			Additional paid-in capital	Retained earnings/ accumulated deficit	Total stockholders’ equity (deficit)

	Common Stock
	Shares	Amount

Balance at January 1, 2001	912,000	$912	$1,488	$(1,334)	$1,066

Issuance of shares to founders of Nucotec	5,100,000	5,100	—	—	5,100

Issuance of shares from private placement of common stock	64,000	64	15,936	—	16,000

Net income for the year ended December 31, 2001				4,409	4,409

Balance at December 31, 2001	6,076,000	6,076	17,424	3,075	26,575

Net loss for the year ended December 31, 2002				(36,413)	(36,413)

Balance at December 31, 2002	6,076,000	$6,076	$17,424	$(33,338)	$(9,838)

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002	Year ended December 31, 2002

Cash flows provided by (used for) operating activities:
Net income (loss)	$(36,413)	$4,409

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	467	(525)
Inventory	(202)	—

Increase (decrease) in liabilities -
accounts payable and accrued expenses	1,291	458

Total adjustments	1,556	(67)

Net cash provided by (used for) operating activities	(34,857)	4,342

Cash flows provided by financing activities:
Proceeds from notes payable, officer’s-stockholder’s	15,000	—
Issuance of common stock	—	21,100

Net cash provided by financing activities	15,000	21,100

Net increase (decrease) in cash	(19,857)	25,442
Cash, beginning of year	29,970	4,528

Cash, end of year	$10,113	$29,970

Supplemental disclosure of cash flow activities:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1)                                 Summary of Significant Accounting Policies:

Business Activity:

Nucotec, Inc. and its subsidiary, Salty’s Warehouse, Inc. (collectively the “Company”) sell various home and automobile electronic equipment, computer accessories and supplies to the general public through its website — http://www.saltyswarehouse.com.

Organization:

Nucotec, Inc. was incorporated in the State of Nevada on October 8, 2001.

Plan of Reorganization:

During May 2002, Nucotec, Inc. (“Nucotec”) entered into a plan of reorganization, whereby, Nucotec issued 912,000 shares of its common stock in exchange (the “Exchange”) for 80% of the outstanding common stock of Salty’s Warehouse, Inc. (“Salty’s), a Florida Corporation.  The two principal shareholders of Nucotec immediately prior to the Exchange, were Winthrop Venture Management, Inc. and Lady Jean Charters, Inc.  These two principal shareholders also had majority management and voting control of Salty’s, by virtue of common ownership, prior to the Exchange.  After the Exchange, the majority shareholders of Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. maintained significant control of the combined entities.  As such, this business combination has been accounted for as a reorganization of companies under common control in a manner similar to a pooling of interest, whereby the carrying value of the net assets of Salty’s was transferred to Nucotec, pursuant to Statement of Financial Accounting Standards No. 141 — “Business Combinations.”

The accompanying consolidated financial statements have been restated to present the financial information of the combined entities as of the beginning of the earliest period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of material revenue, has incurred a net loss of $36,413 in 2002, and has a negative working capital and net capital deficit of $9,838.  These matters raise substantial doubts about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                  Management intends to continue to raise additional financing through private equity financing, loans from officer-stockholders or other means and interests that it deems necessary, with a view to moving forward and sustain a prolonged growth in its strategy phases.

•                  The Company plans to raise additional operating funds through equity or debt financings.  The Company plans on applying to have its securities quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company believes that should it be successful in causing its securities to be so quoted, it will improve its chances of raising funds through either equity or debt financings.  The Company may not be able to arrange for loans or other forms of financings on favorable terms.  The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company’s management, or by waiting until a public market develops for shares of the Company’s common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition:

The Company accounts for revenues pursuant to SAB 101 –“Revenue Recognition” and EITF 99-19 –“Reporting Revenue Gross as a Principal versus Net as an Agent.”  Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

Cash:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Other Comprehensive Income:

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), established new rules for the reporting and display of comprehensive loss and its components, which requires unrealized gains or losses on the Company’s available for sale securities, currency translation adjustments and minimum pension liability to be included in other comprehensive income.  Other comprehensive income consisted only of net income (loss).

Net Income (Loss) Per Share:

Net income (loss) per share has been computed using the weighted average number of common shares outstanding during 2002 and 2001.  There were no common stock equivalents.

Income Taxes:

The Company uses the asset and liability approach to measure temporary differences in accounting for income taxes.  Temporary differences arise from differences in the timing of revenue and expense recognition for financial reporting and income tax return purposes and are measured using the currently enacted tax rates and laws.  The principal temporary difference as of December 31, 2002 is the federal net operating loss carryforward of $36,000, which if not utilized, will start to expire in 2022.  A deferred asset has been included in the balance sheet as of December 31, 2002 provided and offset by a valuation allowance account, because its utilization does not appear to be reasonably assured.

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 “Business Combinations.”  SFAS No. 141 supersedes Accounting Principles Board (“APB”) No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16.  The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangibles.”  SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination.  The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001.  The Company is evaluating the accounting effect, if any, arising from the recently issued SFAS No. 142, “Goodwill and Other Intangibles” on the Company’s financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002.  The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

(2)                                 Stockholders’ Deficit:

On October 8, 2001, Nucotec issued 5,100,000 shares at the Company’s common stock to three founding shareholders of Nucotec, Inc. and has presented in the financial statements as if it had occurred at the beginning of the earliest period presented.

Private Placement:

On October 28, 2001, the Company initiated a private placement offering (the “Private Placement”) of 64,000 shares of the Company’s common stock at an offering price of $0.25 per share.  The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 504 of Regulation D.  Net proceeds amounted to $16,000.

Plan of Reorganization:

During May 2002, Nucotec, Inc. (“Nucotec”) entered into a plan of reorganization, whereby Nucotec issued 912,000 shares of its common stock in exchange (the “Exchange”) for 80% of the outstanding common stock of Salty’s Warehouse, Inc., (“Salty’s”) a Florida Corporation.

There were no other equity-related securities issuable or issued, granted or outstanding.

(3)                                 Net Revenue:

A summary of net revenue by product category, for the years ended December 31, are as follows:

	2002	2001

Home electronics	$12,500	$58,780
Automobile electronics	12,143	23,068
Computer supplies and accessories	25,766	5,363

50,409

87,211

Less cost of revenue	44,341	72,377

Net revenue as an agent	$6,068	$14,834