Form 10QSB
period 2003-03-31
NUCOTEC INC
filed 2003-05-15
CIK 1168895

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50146

NUCOTEC, INC.
(Name of Small Business Issuer as specific in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	94-3409645 (I.R.S. Employer Identification No.)
1080 S.E. 3rd Avenue, Ft. Lauderdale, Florida (Address of Principal Executive Offices)	33316 (Zip Code)
Issuer's telephone number, including area code: (954) 356 8111
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of April 24, 2003, the number of shares of Common Stock outstanding was 6,076,000.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET — MARCH 31, 2003

ASSETS
Current assets:
Cash	$6,369
Other current assets	38

Total current assets		$6,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,538
10% Notes payable, related parties, due on October 18, 2003	15,000

		$46,538
Stockholders' deficit:
Common stock; $.001 par value; 10,000,000 shares authorized; 6,076,000 shares issued and outstanding	6,076
Additional paid-in capital	17,424
Accumulated deficit	(63,631)

Total stockholders' deficit		(40,131)

		$6,407

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(unaudited)	(unaudited)
Net revenue	$1,397	$1,596
Operating expenses	31,690	6,205

Net loss	$(30,293)	$(4,609)

Weighted average number of common shares outstanding—basic and diluted	6,076,000	6,076,000

Net loss per share	$(0.01)	$(0.00)

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(unaudited)	(unaudited)
Cash flows used for operating activities:
Net loss	$(30,293)	$(4,609)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	58	90
Other current assets	164	—
Increase (decrease) in liabilities—
accounts payable and accrued expenses	26,327	(920)

Total adjustments	26,549	(830)

Net cash used for operating activities	(3,744)	(5,439)
Cash flows provided by financing activities—
proceeds from notes payable, officer-stockholders'	—	—

Net decrease in cash	(3,744)	(5,439)
Cash, beginning of period	10,113	29,970

Cash, end of period	$6,369	$24,531

Supplemental disclosure of cash flow activities:
Income taxes paid	$—	$—

Interest paid	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(1)    Summary of Significant Accounting Policies:

  Business Activity:

        Nucotec, Inc. and its subsidiary, Salty's Warehouse, Inc. (collectively the "Company") sell various home and automobile electronic equipment, computer accessories and supplies to the general public through its website—http://www.saltyswarehouse.com.

  Organization:

        Nucotec, Inc. was incorporated in the State of Nevada on October 8, 2001.

  Plan of Reorganization:

        During May 2002, Nucotec, Inc. ("Nucotec") entered into a plan of reorganization, whereby, Nucotec issued 912,000 shares of its common stock in exchange (the "Exchange") for 80% of the outstanding common stock of Salty's Warehouse, Inc. ("Salty's), a Florida Corporation. The two principal shareholders of Nucotec immediately prior to the Exchange were Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. These two principal shareholders also had majority management and voting control of Salty's, by virtue of common ownership, prior to the Exchange. After the Exchange, the majority shareholders of Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. maintained significant control of the combined entities. As such, this business combination has been accounted for as a reorganization of companies under common control in a manner similar to a pooling of interest, whereby the carrying value of the net assets of Salty's was transferred to Nucotec, pursuant to Statement of Financial Accounting Standards No. 141—"Business Combinations."

        The accompanying consolidated financial statements have been restated to present the financial information of the combined entities as of the beginning of the earliest period presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Interim Financial Statements:

        The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. The financial statements should be read in conjunction with the audited financial statements included in the annual report of Nucotec, Inc. and Subsidiary (the "Company") on Form 10-KSB for the year ended December 31, 2002.

  Going Concern:

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of material revenue, has incurred a net loss of $36,413 in 2002 and $30,293 in three months ended March 31, 2003, and has a negative working capital and net capital deficit of $40,131 and $63,631, respectively. These matters raise substantial doubts about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  •
  The Company plans to raise additional operating funds through equity or debt financings. The Company plans on applying to have its securities quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company believes that should it be successful in causing its securities to be so quoted, it will improve its chances of raising funds through either equity or debt financings. The Company may not be able to arrange for loans or other forms of financings on favorable terms. The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company's management, or by waiting until a public market develops for shares of the Company's common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

  Revenue Recognition:

        The Company accounts for revenues pursuant to SAB 101—"Revenue Recognition" and EITF 99-19—"Reporting Revenue Gross as a Principal versus Net as an Agent." Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

  Other Comprehensive Income:

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), established new rules for the reporting and display of comprehensive loss and its components, which requires unrealized gains or losses on the Company's available for sale securities, currency translation adjustments and minimum pension liability to be included in other comprehensive income. Other comprehensive income consisted only of net income (loss).

  Net Loss Per Share:

        Net loss per share has been computed using the weighted average number of common shares outstanding during 2003 and 2002. There were no common stock equivalents.

(2)    Net Revenue:

        A summary of net revenue by product category, for the three months ended March 31, 2003 and 2002, are as follows:

	2003	2002
Home electronics	$9,505	$2,883
Automobile electronics	1,317	2,785
Computer supplies and accessories	144	4,094

	10,966	9,762
Less cost of revenue	9,569	8,166

Net revenue as an agent	$1,397	$1,596

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

        THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE," OR SIMILAR TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carryforwards. These accounting policies are fully described at relevant sections in the discussion and analysis and in the notes to the financial statements included in our Form 10-K report filed on March 31, 2003.

Overview

        Nucotec, Inc was incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. which sells consumer electronics products and other name brand consumer products over the Internet.

        On May 10, 2002, Nucotec entered into a Plan of Reorganization, whereby, Nucotec acquired 80% of the outstanding common stock of Salty's Warehouse (see a discussion of this transaction under "Business"). This business combination has been accounted for in a manner similar to pooling of interest, whereby the carrying value of the net assets of Salty's Warehouse was transferred to Nucotec, pursuant to FASB 141—"Business Combinations." The accompanying consolidated financial statements have been restated to present the financial information of the combined entities as of the beginning of the earliest period presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations for the Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002 (unaudited)

Revenue

        Our net revenue was $1,397 for the three months ended March 31, 2003 compared to $1,596 for the three months ended March 31, 2002. All revenues were from the sale of products on the Salty's Warehouse web site. This decrease in our revenues is primarily the result of a slowing economy and the competitive environment that we operate in. While we believe that revenues will eventually increase, there can be absolutely no assurance that we will achieve profitability or any other results expressed or implied in any forward looking statements. Our net revenue is net of the wholesale price and shipping charges paid by Salty's Warehouse to its suppliers for products sold on the web site. In the beginning of 2002, Yahoo! started charging Salty's Warehouse a half percent transaction based fee for every product sold over the web site, further increasing these costs netted against revenues.

Operating Expenses

        Our operating expenses for the three months ended March 31, 2003 were $31,690 compared to $6,205 for the three months ended March 31, 2002. Expenses consisted primarily of general operating expenses and professional fees. The increase in general operating expenses from 2002 to 2003 is mostly due to legal and accounting fees incurred in early 2003 in connection with our Form 10 KSB.

Net Loss

        We had a net loss of $30,293 or basic and diluted net loss per common share of $0.01 for the three months ended March 31, 2003 compared to a net loss of $4,609 or basic and diluted net loss per common share of $0.00 for the three months ended March 31, 2002.

Liquidity And Capital Resources

        As of March 31, 2003, we had a net working capital deficit of $40,131 as compared with positive working capital of $25,767 at March 31, 2002.

        Net cash used for operating activities was $3,744 for the three months ended March 31, 2003 compared to $5,439 for the three months ended March 31, 2002.

        Salty's Warehouse generally does not hold the products we sell in inventory. Net revenue as an agent from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) is recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments. At the time a customer orders a product on our web site, the customer pays for the product by credit card. If the credit card is Visa or Mastercard we usually receive the funds within twenty-four hours. However if the credit card is American Express or Discover, we receive the funds as part of an aggregated payment from the respective credit card company once a month. The supplier invoices us when the product is actually shipped on terms requiring us to pay within 30 days. So in most transactions, we will have already received payment from the customer before we must pay the supplier for the product that this customer has ordered. Therefore, we do not have any significant requirements for capital to fund replenishing inventory.

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

ITEM 3.    CONTROLS AND PROCEDURES

        Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        To the best knowledge of management, there are no litigation matters pending or threatened against us or Salty's Warehouse.

ITEM 2.    CHANGES IN SECURITIES

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        On March 25, 2003, the Board of Directors adopted a Code of Ethics for the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

10.1	Promissory Notes, dated April 30, 2003
14	Code of Ethics, adopted March 25, 2003
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)    Reports on Form 8-K

        None.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOTEC, INC.
DATED: May 15, 2003	By:	/s/ EARL T. SHANNON Earl T. Shannon President, Director (Principal Executive Officer)
DATED: May 15, 2003	By:	/s/ SCOTT W. BODENWEBER Scott W. Bodenweber Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION OF PRESIDENT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Nucotec, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Earl T. Shannon, President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.
I have reviewed the Report;

2.
Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.
Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.
I and the other certifying officers of the Company:

•
are responsible for establishing and maintaining disclosure controls and procedures for the Company;

•
have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

•
have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

•
have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5.
I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

•
all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6.
I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EARL T. SHANNON Earl T. Shannon, President May 15, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Nucotec, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott W. Bodenweber, Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

1.
I have reviewed the Report;

2.
Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3.
Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.
I and the other certifying officers of the Company:

•
are responsible for establishing and maintaining disclosure controls and procedures for the Company;

•
have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

•
have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

•
have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5.
I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

•
all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

•
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6.
I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT W. BODENWEBER Scott W. Bodenweber Chief Financial Officer May 15, 2003

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NUCOTEC, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET — MARCH 31, 2003
NUCOTEC, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
NUCOTEC, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
NUCOTEC, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2003 AND 2002
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF PRESIDENT
CERTIFICATION OF CHIEF FINANCIAL OFFICER