Form 10QSB
period 2003-06-30
NUCOTEC INC
filed 2003-08-14
CIK 1168895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of August 8, 2003, the number of shares of Common Stock outstanding was 6,076,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - JUNE 30, 2003

(UNAUDITED)

ASSETS

Current assets:
Cash	$9,919

Total current assets		$9,919

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$33,771
10% Notes payable, related parties, due through April 30, 2004	40,000

Total current liabilities		$73,771

Stockholders’ deficit:
Common stock; $.001 par value; 10,000,000 shares authorized; 6,076,000 shares issued and outstanding	6,076
Additional paid-in capital	17,424
Accumulated deficit	(87,352)

Total stockholders’ deficit		(63,852)

		$9,919

The accompanying notes from an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2003	Six months ended June 30, 2002	Three months ended June 30, 2003	Three months ended June 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$3,337	$241	$1,940	$—

Operating expenses	57,351	10,925	25,661	6,075

Net loss	$(54,014)	$(10,684)	$(23,721)	$(6,075)

Weighted average number of common shares outstanding - basic and diluted	6,076,000	6,076,000	6,076,000	6,076,000

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes from an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(unaudited)	(unaudited)

Cash flows used for operating activities:
Net loss	$(54,014)	$(10,684)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	58	183
Other current assets	202	(172)

Increase (decrease) in liabilities -
accounts payable and accrued expenses	28,560	(2,185)

Total adjustments	28,820	(2,174)

Net cash used for operating activities	(25,194)	(12,858)

Cash flows provided by financing activities-
proceeds from notes payable, officer-stockholders	25,000	—

Net decrease in cash	(194)	(12,858)
Cash, beginning of period	10,113	29,970

Cash, end of period	$9,919	$17,112

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes from an integral part of these consolidated financial statements.

PART I – FINANCIAL INFORMATION

NUCOTEC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(1)                                 Summary of Significant Accounting Policies:

Business Activity:

Nucotec, Inc. and its subsidiary, Salty’s Warehouse, Inc. (collectively, the “Company”) sell various home and automobile electronic equipment, computer accessories and supplies to the general public through its website – http://www.saltyswarehouse.com.

Organization:

Nucotec, Inc. was incorporated in the State of Nevada on October 8, 2001.

Plan of Reorganization:

During May 2002, Nucotec, Inc. (“Nucotec”) entered into a plan of reorganization, whereby, Nucotec issued 912,000 shares of its common stock in exchange (the “Exchange”) for 80% of the outstanding common stock of Salty’s Warehouse, Inc. (“Salty’s), a Florida Corporation.  The two principal shareholders of Nucotec immediately prior to the Exchange, were Winthrop Venture Management, Inc. and Lady Jean Charters, Inc.  These two principal shareholders also had majority management and voting control of Salty’s, by virtue of common ownership, prior to the Exchange.  After the Exchange, the majority shareholders of Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. maintained significant control of the combined entities.  As such, this business combination has been accounted for as a reorganization of companies under common control in a manner similar to a pooling of interest, whereby the carrying value of the net assets of Salty’s was transferred to Nucotec, pursuant to Statement of Financial Accounting Standards No. 141 – “Business Combinations.”

The accompanying consolidated financial statements present the financial information of the combined entities as of the beginning of the earliest period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Statements:

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. The financial statements should be read in conjunction with the audited financial statements included in the annual report of Nucotec, Inc. and Subsidiary. (the “Company”) on Form 10-KSB for the year ended December 31, 2002.

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of material revenue, has incurred a net loss of $36,413 in 2002 and $54,014 for the six months ended June 30, 2003. As of June 30, 2003, the Company had negative working capital of $63,582 and net capital deficit of $63,852.  These matters raise substantial doubts about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                  Management intends to continue to raise additional financing through private equity financing, loans from officer-stockholders or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases.

•                  The Company plans to raise additional operating funds through equity or debt financings.  The Company has applied to have its securities quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company believes that should it be successful in causing its securities to be so quoted, it will improve its chances of raising funds through either equity or debt financings.  However, there can be no assurance that the Company’s securities will become quoted on the Over-the-Counter Bulletin Board.  The Company may not be able to arrange for loans or other forms of financings on favorable terms.  The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company’s management, or by waiting until a public market develops for shares of the Company’s common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

Revenue Recognition:

The Company accounts for revenues pursuant to SAB 101 – “Revenue Recognition” and EITF 99-19 – “Reporting Revenue Gross as a Principal versus Net as an Agent.”  Net revenue as an agent from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

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

Incentive and Stock Nonqualified Option Plan:

Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information, using the Black-Scholes method at the date of grant, is based on the following assumptions:

Expected life	10 Years
Risk-free interest rate	5.5%
Dividend yield	—
Volatility	50%

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. No expense was recognized under APB 25. The Company’s pro-forma information is as follows:

Incentive and Stock Nonqualified Option Plan Continued:

	June 30, 2003	June 30, 2002

Net loss, as reported	$(54,014)	$(10,684)

Stock compensation calculated under SFAS 123	$(425,000)	$—

Pro-forma net loss	$(479,014)	$(10,684)

Basic and diluted historical loss per share	$(0.01)	$(0.00)

Pro-forma basic and diluted loss per share	$(0.08)	$(0.00)

(2)                                 Net Revenue:

A summary of net revenue by product category, for the six months ended June 30, 2003 and 2002, are as follows:

	2003	2002
Home electronics	$15,395	$6,440
Automobile electronics	13,540	18,511
Computer supplies and accessories	3,322	1,648

32,257

26,599

Less cost of revenue	28,920	26,358

Net revenue as an agent	$3,337	$241

(3)                                 Subsequent Event:

On August 8, 2003, the Company received $30,000 from and issued two promissory notes for a total of $30,000 to two of its officers. The notes are due on August 8, 2004 with principal and interest payable on a monthly basis at 10% per annum.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of the Consolidated Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carryforwards.  These accounting policies are fully described at relevant sections in the discussion and analysis and in the notes to the financial statements included in our Form 10-KSB report for the year ended December 31, 2002 filed on March 28, 2003.

Overview

Nucotec, Inc was incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty’s Warehouse, Inc., which sells consumer electronics products and other name brand consumer products over the Internet.

On May 10, 2002, Nucotec entered into a Plan of Reorganization, whereby, Nucotec acquired 80% of the outstanding common stock of Salty’s Warehouse (see a discussion of this transaction under “Business”).  This business combination has been accounted for in a manner similar to pooling of interest, whereby the carrying value of the net assets of Salty’s Warehouse was transferred to Nucotec, pursuant to FASB 141 – “Business Combinations.”  The accompanying consolidated financial statements have been restated to present the financial information of the combined entities as of the beginning of the earliest period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations for the Six and Three Months Ended June 30, 2003 Compared To The Six and Three Months Ended June 30, 2002 (unaudited)

Revenue

Our net revenue was $3,337 for the six months ended June 30, 2003 compared to $241 for the six months ended June 30, 2002.  All revenues were from the sale of products on the Salty’s Warehouse web site.  Our low revenues are the result of a sluggish economy and the competitive environment in which we operate.  While we believe that revenues will eventually increase, there can be absolutely no assurance that we will achieve profitability or any other results expressed or implied in any forward looking statements.  Our net revenue is net of the wholesale price and shipping charges paid by Salty’s Warehouse to its suppliers for products sold on the web site.  In the beginning of 2002, Yahoo! started charging Salty’s Warehouse a one half percent transaction based fee for every product sold over the web site, further increasing these costs netted against revenues.

Our net revenue was $1,940 for the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2002.  All revenues were from the sale of products on the Salty’s Warehouse web site.  Our low revenues are the result of a sluggish economy and the competitive environment in which we operate.

Operating Expenses

Our operating expenses for the six months ended June 30, 2003 were $57,351 compared to $10,925 for the six months ended June 30, 2002.  Expenses consisted primarily of general operating expenses and professional fees.  The increase in general operating expenses from 2002 to 2003 is mostly due to legal and accounting fees incurred in early 2003 in connection with our Form 10 KSB.

Our operating expenses for the three months ended June 30, 2002 were $25,661 compared to $6,075 for the three months ended June 30, 2002.  Expenses consisted primarily of general operating expenses and professional fees.  The increase in general operating expenses from 2002 to 2003 is mostly due to legal and accounting fees incurred in early 2003 in connection with our Form 10 KSB.

Net Loss

We had a net loss of $54,014 or basic and diluted net loss per common share of ($0.01) for the six months ended June 30, 2003 compared to a net loss of $10,684 or basic and diluted net loss per common share of ($0.00) for the six months ended June 30, 2002.

We had a net loss of $23,721 or basic and diluted net loss per common share of ($0.00) for the three months ended June 30, 2003 compared to a net loss of $6,075 or basic and diluted net loss per common share of ($0.00) for the three months ended June 30, 2002.

Liquidity And Capital Resources

As of June 30, 2003, we had a net working capital deficit of $63,852 as compared with positive working capital of $5,891 at June 30, 2002.

Net cash used for operating activities was $25,194 for the six months ended June 30, 2003 compared to $12,858 for the six months ended June 30, 2002.

Salty’s Warehouse generally does not hold the products we sell in inventory.  Net revenue as an agent from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) is recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.  At the time a customer orders a product on our web site, the customer pays for the product by credit card.  If the credit card is Visa or Mastercard we usually receive the funds within twenty-four hours.  However if the credit card is American Express or Discover, we receive the funds as part of an aggregated payment from the respective credit card company once a month.  The supplier invoices us when the product is actually shipped on terms requiring us to pay within 30 days.  So in most transactions, we will have already received payment from the customer before we must pay the supplier for the product that this customer has ordered.  Therefore, we do not have any significant capital requirements to replenishing inventory.

Our only internal sources of liquidity are our bank accounts and the future revenues we may receive from the sale of products on our web site.  Our only external source of liquidity is loans from our management.  We do not have any material commitments for capital expenditures.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business.  However, we believe cash generated from net revenues, together with the $25,000 loaned to us by management in April 2003, and $30,000 loaned to us by management in August 2003, will be sufficient to fund all our general and administrative expenses for the next six months.

Fluctuations in Operating Results; Seasonality

Annual and quarterly fluctuations in our consolidated results of operations may be caused by the timing and quantity of orders from our customers.  Our future results also may be affected by a number of factors, including our ability to offer our products at competitive prices and to anticipate customer demands.  Our results may also be affected by economic conditions in the geographical areas in which we operate.  All of the foregoing may result in substantial unanticipated quarterly earnings shortfalls or losses.  Due to all of the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance.

Inflation

We believe that our revenue and consolidated results of operations have not been significantly impacted by inflation since we began operations.

ITEM 3.     CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

To the best knowledge of management, there are no litigation matters pending or threatened against us or Salty’s Warehouse.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

10.1	Promissory Note from Earl T. Shannon, dated August 8, 2003

10.2	Promissory Note from Steven W. Hudson, dated August 8, 2003

31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOTEC, INC.

DATED: August 14, 2003	By:	/s/ Earl T. Shannon
Earl T. Shannon
President, Director
(Principal Executive Officer)

DATED: August 14, 2003	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber
Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting Officer)