Form 10QSB
period 2003-09-30
NUCOTEC INC
filed 2003-11-14
CIK 1168895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 13, 2003, the number of shares of Common Stock outstanding was 6,076,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ii

PART I – FINANCIAL INFORMATION

NUCOTEC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of material revenue, has incurred a net loss of $31,531 in 2002 and $74,349 for the nine months ended September 30, 2003. As of September 30, 2003, the Company had negative working capital of $84,187 and net capital deficit of $107,687.  These matters raise substantial doubts about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

•                  The Company plans to raise additional operating funds through equity or debt financings.  The Company’s common stock is now quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, Inc. The Company believes that this will improve its chances of raising funds through either equity or debt financings.  The Company may not be able to arrange for loans or other forms of financings on favorable terms.  The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company’s management, or by waiting until a public market develops for shares of the Company’s common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. No expense was recognized under APB 25. The Company’s pro-forma information is as follows:

	September 30, 2003	September30, 2002

Net loss, as reported	$(74,349)	$(31,531)

Stock compensation calculated under SFAS 123	$(425,000)	$—

Pro-forma net loss	$(499,349)	$(31,531)

Basic and diluted historical loss per share	$(0.01)	$(0.00)

Pro-forma basic and diluted loss per share	$(0.08)	$(0.00)

(2)                                 Net Revenue:

A summary of net revenue by product category, for the nine months ended September 30, 2003 and 2002, are as follows:

	2003	2002

Home electronics	$20,311	$9,059
Automobile electronics	18,112	21,530
Computer supplies and accessories	3,514	3,168

41,937

33,757

Less cost of revenue	37,319	28,813

Net revenue as an agent	$4,618	$4,944

(3)                                 Subsequent Event:

On November 12, 2003, the Company received $7,500 from and issued a promissory note for $7,500 to one of its officers.  The note is due on November 12, 2004 with principal and interest at 10% per annum payable upon maturity.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s financial statements, including the notes thereto, appearing elsewhere in this Report.

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “COULD,” “EXPECT,” “ESTIMATE,” “BELIEVE,” “ANTICIPATE,” “PLAN,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.  OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Results of Operations for the Nine and Three Months Ended September 30, 2003 Compared To The Nine and Three Months Ended September 30, 2002 (unaudited)

Revenue

Our net revenue was $4,618 for the nine months ended September 30, 2003 compared to $4,944 for the nine months ended September 30, 2002.  All revenues were from the sale of products on the Salty’s Warehouse web site.  Our low revenues are the result of a sluggish economy and the competitive environment in which we operate.  While we believe that revenues will eventually increase, there can be absolutely no assurance that we will achieve profitability or any other results expressed or implied in any forward looking statements.  Our net revenue is net of the wholesale price and shipping charges paid by Salty’s Warehouse to its suppliers for products sold on the web site.  Yahoo! started charging Salty’s Warehouse a one half percent transaction based fee for every product sold over the web site, further increasing these costs netted against revenues.

Our net revenue was $1,281 for the three months ended September 30, 2003 compared to $4,703 for the three months ended September 30, 2002.  All revenues were from the sale of products on the Salty’s Warehouse web site.  We believe our low revenues are the result of a sluggish economy and the competitive environment in which we operate.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2003 were $78,967 compared to $36,475 for the nine months ended September 30, 2002.  Expenses consisted primarily of general operating expenses and professional fees.  The increase in general operating expenses from 2002 to 2003 is mostly due to legal and accounting fees incurred in early 2003 in connection with our Annual Report on Form 10-KSB.

Our operating expenses for the three months ended September 30, 2003 were $21,346 compared to $25,550 for the three months ended September 30, 2002.  Expenses consisted primarily of general operating expenses and professional fees.  The increase in general operating expenses from 2002 to 2003 is mostly due to legal and accounting fees incurred in early 2003 in connection with our Annual Report on Form 10-KSB.

Net Loss

We had a net loss of $74,349 or basic and diluted net loss per common share of $0.01 for the nine months ended September 30, 2003 compared to a net loss of $31,531 or basic and diluted net loss per common share of $0.01 for the nine months ended September 30, 2002.

We had a net loss of $20,065 or basic and diluted net loss per common share of $0.00 for the three months ended September 30, 2003 compared to a net loss of $20,847 or basic and diluted net loss per common share of $0.00 for the three months ended September 30, 2002.

Liquidity And Capital Resources

As of September 30, 2003, we had a net working capital deficit of $84,187 as compared with a net working capital deficit of $4,956 at September 30, 2002.

Net cash used for operating activities was $59,834 for the nine months ended September 30, 2003 compared to $28,533 for the nine months ended September 30, 2002.

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

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business.  However, we believe cash generated from net revenues, together with the $25,000 loaned to us by management in April 2003, $30,000 loaned to us by management in August 2003, and $7,500 loaned to us by management in November 2003 will be sufficient to fund all our general and administrative expenses for the next three months.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1	Promissory Note from Earl T. Shannon, dated November 12, 2003
31.1	Certification of President Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOTEC, INC.

DATED: November 13, 2003	By:	/s/ Earl T. Shannon
Earl T. Shannon President, Director (Principal Executive Officer)

DATED: November 13, 2003	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)