Form 10QSB/A
period 2003-09-30
NUCOTEC INC
filed 2003-12-04
CIK 1168895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of December 3, 2003, the number of shares of Common Stock outstanding was 6,076,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

ii

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003

(UNAUDITED)

ASSETS

Current assets:
Cash		$5,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$19,466
10% Notes payable, related parties, due through August 8, 2004	70,000

Total current liabilities		$89,466

Stockholders’ deficit:
Common stock; $.001 par value; 10,000,000 shares authorized; 6,076,000 shares issued and outstanding	6,076
Additional paid-in capital	17,424
Accumulated deficit	(107,687)

Total stockholders’ deficit		(84,187)

		$5,279

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2003	Nine months ended September 30, 2002	Three months ended September 30, 2003	Three months ended September 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$4,618	$4,944	$1,281	$1,519

Operating expenses	78,967	12,740	21,346	15,100

Net loss	$(74,349)	$(7,796)	$(20,065)	$(13,581)

Weighted average number of common shares outstanding - basic and diluted	6,076,000	6,076,000	6,076,000	6,076,000

Net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes form an integral part of these consolidated financial statements.

NUCOTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(unaudited)	(unaudited)

Cash flows used for operating activities:
Net loss	$(74,349)	$(7,796)

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	58	183
Other current assets	202	(172)

Increase (decrease) in liabilities -
accounts payable and accrued expenses	14,255	(12,851)

Total adjustments	14,515	(12,840)

Net cash used for operating activities	(59,834)	(20,636)

Cash flows provided by financing activities-
proceeds from notes payable, related parties	55,000	—

Net decrease in cash	(4,834)	(20,636)
Cash, beginning of period	10,113	29,970

Cash, end of period	$5,279	$9,334

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	$—	$—

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

NUCOTEC, INC.

DATED: December 3, 2003	By:	/s/ Earl T. Shannon
Earl T. Shannon
President, Director
(Principal Executive Officer)

DATED: December 3, 2003	By:	/s/ Scott W. Bodenweber
Scott W. Bodenweber
Chief Financial Officer, Director
(Principal Financial Officer and Principal Accounting Officer)