Form 10KSB
period 2003-12-31
NUCOTEC INC
filed 2004-05-26
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934   For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
    For the transition period from                    to
                                   ------------------    --------------------

Commission File Number: 000-50146

                                  Nucotec, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               94-3409645
------                                                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       3841 Amador Way, Reno, Nevada 89502
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)
 ------------------------------------------------------------------------------
                                  (775)827-2324
 ------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 10, 2004, there were 6,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's net revenues for its most recent fiscal year. $5,846

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of May 17, 2004, approximately $5,714.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                       ( )   Yes            (X)  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. As of December 31, 2003, we owned 80% of Salty's Warehouse. Other than our ownership of Salty's Warehouse, we have no other business operations.

Our Business. Subsequent to the period covered by this report, our new management has undertaken to change our business focus. Prior to March 2004, we operated through our subsidiary, Salty's Warehouse, as described below.

Under our new management, we hope to begin acquiring low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our new management will help us operate successfully: Earl Abbot, our new officer and director, has extensive data and program management experience; Stan Keith, one of our new directors, has data and technical advisory experience; and Carl Pescio, also one of our new directors, has 'on-the-ground' prospecting and property knowledge.

In particular, Stan Keith has developed what we believe to be a new and unique technological approach for exploration of certain types of gold deposits; we hope to use this approach to identify suitable properties. Mr. Keith's approach has been developed over a twenty year period and has been applied to a large, world-wide database that links specific geochemical signatures of these types of gold deposits.

We will seek to acquire only properties that exhibit these characteristics. We believe that using this methodology can enable us to eliminate properties that would turn out to contain lower quality gold deposits. Utilizing this geochemical screening methodology, we will seek to operate a successful property acquisition program that eliminates higher risk properties.

We are currently arranging to acquire four properties in Nevada that meet our preliminary screening criteria and undertake our more detailed evaluation process. In addition, we are actively seeking additional properties; our technical team currently has about 30 such properties on a 'watch list' for acquisition.

Salty's Warehouse. Salty's Warehouse, Inc. was incorporated in Florida on July 16, 1998 and is engaged in selling name brand consumer products over the Internet. Salty's Warehouse focuses on selling consumer electronics and audio-video equipment such as speakers, amplifiers, and tuners, although Salty's Warehouse also sells assorted other goods such as watches, sunglasses and sports games. Some of the brand names currently offered by Salty's Warehouse include:
Compaq(R), Revo(R), MB Quart(R), Kicker(R), Poly Planar(R), Sony(R), Panasonic(R), Harman Kardon(R), Panamax(R), Seiko(R) and Movado(R).

On May 10, 2002, two of the Salty's Warehouse founders, Steve Hudson and Earl Shannon owned 100% of the outstanding stock of Salty's Warehouse and sold 80% of this outstanding stock to Nucotec, through a Plan of Reorganization and Acquisition. As consideration for their shares, Steve Hudson and Earl Shannon each received 456,000 Nucotec shares, representing 15% of the outstanding shares of the company on a fully diluted basis. The agreement also provided for Steve Hudson and Earl Shannon to each retain 10% of Salty's outstanding shares.

In addition to serving as our President and as one of our directors, Earl Shannon is the President, Secretary, Treasurer and sole director of Salty's. Steve Hudson is our Secretary and one of our directors.

Marketing and Distribution. Salty's Warehouse sells its products over the Internet. Salty's Warehouse is hosted by Yahoo!(R) Store. With the exception of its inclusion on the Yahoo Shopping directory, Salty's does not spend money on advertising, but instead relies on customer referrals and Internet search engine search results. Our management believes that satisfied customers may refer new customers to Salty's through direct referral or by posting on message boards. Additionally, our management believes that Salty's five star rating with Yahoo Stores may be attractive to new customers.

At no cost to Salty's Warehouse, the Salty's Warehouse web site is listed by a number of the Internet search engines and directories, including Yahoo, Yahoo Store, Yahoo Shopping, Google, Hotbot, Altavista, Dogpile, Overture, and Fastsearch.

Salty's Warehouse does not own or store the items listed for sale on its web site in inventory. Rather, all items are held in stock from the suppliers we purchase them from. When we receive an order for a product, we fax it to the supplier that is providing this product on our behalf. This supplier ships the product directly to the ordering customer and invoices us at the time of shipment with 30 day terms. We obtain products through relationships with suppliers or we seek suppliers based on customer inquiries regarding specific products.

The hosting of our website by Yahoo!(R) Store is subject to an ongoing month-to-month merchant service agreement between Salty's Warehouse and Yahoo! Store. This agreement requires Salty's Warehouse to pay Yahoo!(R) Store a hosting fee in the amount of $49.95 per month, a monthly insertion fee in the amount of $0.10 for every product we make available for sale, a monthly transaction fee equal to 0.5% of total revenue generated and a monthly revenue share fee equal to 3.5% of revenue generated from any transactions stemming from traffic coming from the Yahoo!(R) Shopping directory on the www.yahoo.com web site.

In addition to the consumer goods, Salty's Warehouse, in cooperation with International Yacht Collection, may offer yachts for sale on its web site. International Yacht Collection is the selling broker of these yachts and in the event that it sells through Salty's Warehouse, Salty's Warehouse will receive 1.25% of the selling price. In the future, Salty's may offer for sale on its web site other yachts and products of International Yacht Collection on a similar basis through a written agreement which is terminable upon 30 days' prior notice by either party. International Yacht Collection is a yacht brokerage company owned by Harris W. Hudson, who is one of our stockholders and the father of our Secretary and director, Steven W. Hudson. Also, Steven W. Hudson's parents are the owners of the yacht currently listed for sale on the Salty's website. See "Certain Relationships and Related Transactions."

Security Measures. Salty's Warehouse has not implemented any technical measures on its web site to safeguard the data of its customers other than those provided by Yahoo Stores as part of its hosting service for the Salty's Warehouse website.

Privacy Policy. Salty's Warehouse has adopted a privacy policy, posted on its web site, that it will not share personal information collected from its customers with outside parties except to the extent necessary to complete an order.

Principal Suppliers. Our principal suppliers are Sawgrass Distributors, Inc., Esha, Inc., and U.S. Imaging Solutions. We do not have any written agreements with them. These suppliers ship products purchased on our web site directly to our purchasers.

Intellectual Property. On April 2, 2002, Salty's Warehouse filed a trademark application for "Salty's Warehouse," Serial Number 76234037, with the U.S. Patent and Trademark Office but there is no guarantee that this trademark will be registered with the U.S. Patent and Trademark Office. At this time, neither Nucotec nor Salty's Warehouse has any other trademark, copyright or patent protection. In the event Salty's Warehouse is unable to acquire the trademark, "Salty's Warehouse,' Salty's Warehouse will find it difficult to enforce any claim to exclusive use of this term and making it possible for competitors to use it.

Competition. Although Salty's Warehouse faces intense competition from numerous other Internet retailers, we believe that Salty's Warehouse can compete on the basis of quality of service and providing products at low prices.

We believe that Salty's Warehouse can compete on the basis of quality service by having its suppliers timely ship ordered products, by quickly and courteously responding to any customer inquiries or complaints, and by selling products with which customers will be satisfied. Salty's Warehouse enjoys a five star customer service rating with Yahoo!(R). This means that Salty's Warehouse participates in the Yahoo!(R) Customer Rating Program, and that customers who have ordered from Salty's Warehouse have given it high ratings.

We believe that Salty's Warehouse can compete on the basis of price by keeping prices low. Because Salty's Warehouse does not maintain an inventory and has its suppliers ship products directly to customers, Salty's Warehouse has a low overhead relative to many other stores. However, many of Salty's Warehouse's competitors are substantially larger, better financed and have superior resources compared to Salty's Warehouse. Therefore, there is no guarantee that Salty's Warehouse will be able to successfully compete with them.

Salty's Warehouse has numerous competitors. Some of Salty's Warehouse's competitors are sizeable companies selling a large variety of products, including products that compete with Salty's Warehouse both on the Internet and through "bricks and mortar" stores. Competitors in this category include Costco, Target, Kmart, Sears and Walmart.

Salty's Warehouse also faces competition from companies specializing in selling consumer electronic products, both on the Internet and through bricks and mortars stores. Competitors in this category include Radio Shack, Circuit City and Best Buy. Another category of competitors is companies that sell competing products only online, such as Overstock.com, Amazon.com, and Audio Direct.

Government Regulation. Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on international operations.

Our Research and Development. We are not currently conducting any research and development activities, other than the development of our website. We have not made any expenditure for research and development since our inception. Employees. As of December 31, 2003, we had a total of three employees and Salty's Warehouse had a total of two employees. If necessary, we hire seasonal workers on an as-needed basis. We do not anticipating hiring any additional employees during calendar year 2003. We hire independent contractors on an "as needed" basis only. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

Facilities. As of December 31, 2003, our executive, administrative and operating offices were located at 1080 S.E. 3 rd Avenue, Ft. Lauderdale, Florida, 33316.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the dates specified in the following table, we held the following property:

=========================== ========================= =========================
Property                       December 31, 2003           December 31, 2002
--------------------------- ------------------------- -------------------------
Cash                                  $7,424                    $10,103
--------------------------- ------------------------- -------------------------
Other current asset                    $228                       $202
=========================== ========================= =========================

Our Facilities. As of December 31, 2003, our offices as well as the offices and storage space of Salty's Warehouse encompassed 800 square feet located in downtown Ft. Lauderdale, Florida in a building owned by Hudson Capital Group at 1080 S.E. 3 rd Avenue, Ft. Lauderdale, Florida, 33316. Our management believes these premises are in good condition. Hudson Capital Group allowed us to use this space free of charge. Although the Hudson Capital Group can revoke our right to use this space at any time, we have been informed by its principal, Steven Hudson, that the Hudson Capital Group intends to allow us to continue using the space free of charge for the foreseeable future. However, should we be evicted from the space, we would need to relocate to new facilities and may lack the funds to do this.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "NCTE". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of May 17, 2004, our stock has not been traded.

We are authorized to issue 10,000,000 shares of $.001 par value common stock. As of May 17, 2004, 6,600,000 shares of our common stock were issued and outstanding held by nineteen record holders of our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Dividends. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors. Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments. The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of our directors or any other matter. Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available therefore. Cash dividends are at the sole discretion of our Board of Directors. In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock. Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

Equity Compensation Plans. We have no securities authorized for issuance under any equity compensation plans.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Holders. As of May 17, 2004, there were nineteen shareholders holding certificated securities. Our transfer agent is Transfer Online, 227 S.W. Pine, Suite 300, Portland, OR 97204.

Dividends. We have not paid any cash dividends on our Common Stock since our inception and we do not anticipate or contemplate paying cash dividends in the foreseeable future.

Stock Split . Subsequent to the period covered by this report, on April 13, 2004, our Board of Directors approved a 50 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 49 shares for each share of common stock outstanding as of the record date. Our intent of the stock split was to increase the marketability and liquidity of its common stock and hopefully increase the value of its common stock. The dividend was payable on April 27, 2004 for shareholders of record on April 26, 2004. After the split, the total number of our issued and outstanding shares of common stock was 6,600,000 shares. Our common stock will continue to be $0.001 par value. Fractional shares will be rounded upward.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Overview. We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc., which sells consumer electronics products and other name brand consumer products over the Internet.

On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we acquired 5,110,200 shares of our common stock from Earl T. Shannon and Steven W. Hudson in exchange for 80 shares of common stock of Salty's Warehouse, Inc. As a result of this transaction, we no longer own Salty's Warehouse, Inc. We have returned the 5,110,200 shares of our common stock to authorized, but unissued status.

As of May 17, 2004, we are in the process of arranging to undertake a different business focus under our new management, which is the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others.

Liquidity And Capital Resources. As of December 31, 2003, we had cash and cash equivalents of $7,424 and other current assets of $228, making our total current assets $7,652 as of that date. On April 30, 2003, we borrowed a total of $25,000 from Earl T. Shannon and Steven W. Hudson ($12,500 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on April 30, 2004. On August 8, 2003, we borrowed a total of $30,000 from Earl T. Shannon and Steven W. Hudson ($15,000 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on August 8, 2004. On November 12, 2003, we borrowed $7,500 from Earl T. Shannon, one of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on November 12, 2004. On December 1, 2003, we borrowed $7,500 from Steven W. Hudson, on e of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on December 1, 2004. (See "Certain Relationships and Related Transactions.")

As of December 31, 2003 we had a net working capital deficit of $88,158 as compared to December 31, 2002, where we had a net working capital deficit of $9,838. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note due July 5, 2004 that bears interst at 8% per annum. On March 19, 2004, we made a payment of $42,500 to these noteholders, who were our former officers, and they agreed to forgive the remaining aggregate sum of $42,500 that was due to them. Also in March 2004, we redeemed 45,890,000 (917,800 pre-split) of the shares owned by our outgoing management in exchange for $570,000.

Net cash used for operating activities was $72,689 for the year ended December 31, 2003 compared to $34,857 for the year ended December 31, 2002.

Salty's Warehouse generally does not hold the products we sell in inventory (see "Business"). Net revenue as an agent from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) is recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments. At the time a customer orders a product on our web site, the customer pays for the product by credit card. If the credit card is Visa or Mastercard we usually receive the funds within twenty-four hours. However if the credit card is American Express or Discover, we receive the funds as part of an aggregated payment from the respective credit card company once a month. The supplier invoices us when the product is actually shipped on terms requiring us to pay within 30 days. So in most transactions, we will have already received payment from the customer before we must pay the supplier for the product that this customer has ordered. Therefore, we do not have any significant requirements for capital to fund replenishing inventory.

As of December 31, 2003, our only internal sources of liquidity are our bank accounts and the future revenues we may receive from the sale of products on our web site. Our only external source of liquidity is loans from our management. We do not have any material commitments for capital expenditures.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. In March 2004, we had a change of management under which we plan to undertake a different business focus , which is the identification and acquisition of potential gold mining properties for resale to others. However, due to the change in our business plan, we plan to raise additional capital which we hope will be sufficient to fund all or our general and administrative expenses for the next twelve months.

Results of Operations.

For the year ended  December 31, 2003 compared to the year ended December
31, 2002.
----------------------------------------------------------------------------

Revenue. For the year ended December 31, 2003, we realized net revenues of $5,846. All revenues were from the sale of products on the Salty's Warehouse web site. This is in comparison to the year ended December 31, 2002 where we realized net revenues of $6,068, which is essentially the same level of revenues realized in the year ended December 31, 2003. Our net revenue is net of the wholesale price and shipping charges paid by Salty's Warehouse to its suppliers for products sold on the web site. In the beginning of 2002, Yahoo! started charging Salty's Warehouse a half percent transaction based fee for every product sold over the web site, further increasing these costs netted against revenues.

Operating Expenses. For the year ended December 31, 2003, our total operating expenses were approximately $78,320. Therefore, our net loss from operations for the year ending December 31, 2003 was $78,320. Expenses consisted primarily of general operating expenses and professional fees. This is in comparison to our operating expenses of $42,481 and a net loss of $36,413 for the year ended December 31, 2002. We anticipate that we will continue to incur significant general and administrative expenses, but hope to continue generating income as we implement our revised business plan and expand our operations.

Net Loss. We had a net loss of $78,320 or basic and diluted net loss per common share of $0 for the year ended December 31, 2003 compared to a net loss of $36,413 or basic and diluted net loss per common share of $0 for the year ended December 31, 2002.

Our Plan of Operation for the Next Twelve Months. As of May 17, 2004, we are in the process of arranging to undertake a different business focus under our new management, which is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 at an annual interest rate of 8%. On April 27, 2004, we borrowed $225,000 from an unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%.

We have cash of $7,424 as of December 31, 2003 and $190,487 as of May 17, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our officers and directors will pay our expenses is based on the fact they own approximately 70% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.


Off-balance sheet arrangements. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:



                          Nucotec, Inc. and Subsidiary
                        Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002




                                    Contents

                                                                        Page

Report of Independent Registered Public Accounting Firm:
     Report on Audited Consolidated Financial Statements                 12

Financial Statements:
     Consolidated Balance Sheet as of December 31, 2003                  13
     Consolidated Statements of Operations for the years
          ended December 31, 2003 and 2002                               14
     Consolidated Statement of Stockholders' Deficit for
          the years ended December31, 2003and 2002                       15
     Consolidated Statements of Cash Flows for the years
          ended December 31, 2003 and 2002                               16
     Notes to Consolidated Financial Statements                       17 - 20

            Report of Independent Registered Public Accounting Firm:


To The Board of Directors and Stockholders of
Nucotec, Inc. and Subsidiaries
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Nucotec, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucotec, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of its operations and its cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of material revenue, has incurred a net loss of $78,320 and $36,413 for the years ended December 31, 2003 and 2002, respectively, and at December 31, 2003 had a negative working capital of $88,158 and had a stockholders' deficit of $88,158, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
Certified Public Accountants

Santa Monica, California
May 18, 2004

                          Nucotec, Inc. and Subsidiary
                 Consolidated Balance Sheet - December 31, 2003




                                                                 December 31,
                                                                     2003
                                                               ---------------

      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                $        7,424
      Other current assets                                                228
                                                               ---------------
TOTAL CURRENT ASSETS                                           $        7,652
                                                               ===============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                    $       10,810
      Notes payable, related parties                                   85,000
                                                               ---------------
TOTAL CURRENT LIABILITIES                                              95,810
                                                               ---------------

COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value;
        (Note 3)                                                        6,076
      Additional paid-in capital                                       17,424
      Accumulated deficit                                            (111,658)
                                                               ---------------
TOTAL STOCKHOLDERS' DEFICIT                                           (88,158)
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        7,652
                                                               ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Nucotec, Inc. and Subsidiary
                      Consolidated Statements of Operations



                                                       Year Ended
                                            --------------------------------
                                              December 31,      December 31,
                                                 2003              2002
                                            ---------------   --------------

NET REVENUE                                 $        5,846    $       6,068

OPERATING EXPENSES                                  79,504           42,481
                                            ---------------   --------------

LOSS FROM OPERATIONS                               (73,658)         (36,413)
                                            ---------------   --------------

OTHER INCOME (EXPENSE)
      Interest expense                              (4,662)               -

                                            ---------------   --------------
TOTAL OTHER INCOME (EXPENSE)                        (4,662)               -
                                            ---------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES             (78,320)         (36,413)

PROVISION FOR INCOME TAXES                               -                -
                                            ---------------   --------------

NET LOSS                                    $      (78,320)   $     (36,413)
                                            ===============   ==============

NET LOSS PER SHARE:
      BASIC AND DILUTED                     $            -    $           -
                                            ===============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                                    303,800,000      303,800,000
                                            ===============   ==============
      DILUTED                                  303,800,000      303,800,000
                                            ===============   ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Nucotec, Inc. and Subsidiary
                 Consolidated Statement of Stockholders' Deficit
                 For The Years Ended December 31, 2003 and 2002


                                                                    Additional
                                      Common Stock                   Paid-in         Accumulated
                                         Shares         Amount       Capital           Deficit            Total
                                     --------------   ----------  ---------------  ----------------   --------------
Balance, December 31, 2001              303,800,000    $  6,076    $       17,424   $        3,075     $     26,575

Net loss                                                                                   (36,413)         (36,413)
                                     --------------   ----------  ---------------  ----------------   --------------
Balance, December 31, 2002              303,800,000       6,076            17,424          (33,338)          (9,838)
                                                                                                                  -
Net loss                                                                                   (78,320)         (78,320)
                                     --------------   ----------  ---------------  ----------------   --------------
Balance, December 31, 2003              303,800,000   $   6,076    $       17,424   $     (111,658)    $    (88,158)
                                     ==============   ==========  ===============  ================   ==============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Nucotec, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                         Year Ended
                                                             ---------------------------------
                                                              December 31,        December 31,
                                                                  2003               2002
                                                             --------------    ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                 $      (78,320)   $        (36,413)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
    (Increase) decrease in:
      Accounts receivable                                                58                 467
      Other current assets                                              (26)               (202)
    Increase (decrease) in:
      Accounts payable and accrued expenses                           5,599               1,291
                                                             --------------    ----------------
Net cash used for provided by (used in) operating activities        (72,689)            (34,857)
                                                             --------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, officer's-stockholder's             70,000              15,000
                                                             --------------    ----------------
Net cash provided by financing activities                            70,000              15,000
                                                             --------------    ----------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,689)            (19,857)

CASH AND CASH EQUIVALENTS, Beginning of year                         10,113              29,970
                                                             --------------    ----------------

CASH AND CASH EQUIVALENTS, End of year                       $        7,424    $         10,113
                                                             ==============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                            $            -    $              -
                                                             ==============    ================
    Income taxes paid                                        $            -    $              -
                                                             ==============    ================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          Nucotec, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2003 and 2002





Note 1 - Organization and Significant Accounting Policies

         Organization

         Nucotec, Inc. was incorporated in the State of Nevada on October 8, 2001. Nucotec, Inc. and its subsidiary, Salty's Warehouse, Inc. (collectively the "Company") sell various home and automobile electronic equipment, computer accessories and supplies to the general public through its website-- http://www.saltyswarehouse.com.

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss of $78,320 and $36,413 for the years ended December 31, 2003 and 2002, respectively, and at December 31, 2003 had a negative working capital of $88,158 and had a negative stockholders' deficit of $88,158. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

         o Management intends to raise additional financing through private equity financing, loans from officer-stockholders or other means and interests that it deems necessary, with a view to moving forward and sustain a prolonged growth in its strategy phases.

         o The Company plans to raise additional operating funds through equity or debt financings. (Note 6) The Company intends to raise working capital from a variety of sources, including from investors who are associates of the Company's management, or by waiting until a public market develops for shares of the Company's common stock. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

         o The Company will also look to merge with an operating company that is generating positive cash flow.

         o In March 2004, the Company borrowed $650,000 from an unrelated third party which was used to redeem the shares of the Company's former management; in April 2004, the Company borrowed $225,000 from an unrelated third party to use as working capital.

         On April 19, 2004, the Company authorized a 50:1 stock split. The accompanying consolidated financial statements have been retroactively restated to present the effect of this event.

         Plan of Reorganization

         During May 2002, Nucotec, Inc. ("Nucotec") entered into a plan of reorganization, whereby, Nucotec issued 45,600,000 shares of its common stock in exchange (the "Exchange") for 80% of the outstanding common stock of Salty's Warehouse, Inc. ("Salty's), a Florida Corporation. The two principal shareholders of Nucotec immediately prior to the Exchange, were Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. These two principal shareholders also had majority management and voting control of Salty's, by virtue of common ownership, prior to the Exchange. After the Exchange, the majority shareholders of Winthrop Venture Management, Inc. and Lady Jean Charters, Inc. maintained significant control of the combined entities. As such, this business combination has been accounted for as a reorganization of companies under common control in a manner similar to a pooling of interest, whereby the carrying value of the net assets of Salty's was transferred to Nucotec, pursuant to Statement of Financial Accounting Standards No. 141 -- "Business Combinations."

         On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 255,510,000 (5,110,200 pre-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber have agreed that 45,890,000 (917,800 pre-split) of their shares of the Company will be redeemed by the Company in exchange for $570,000 (the "Sale"). As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares (4,200,000 post-split shares) of common stock from the Company. Mr. Abbott, Mr. Pescio and Mr. Keith will replace Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company ten days after a Schedule 14f-1 is delivered to our shareholders.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Nucotec, Inc. and its wholly owned subsidiary, Salty's Warehouse, Inc. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

         Stock Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

                                                        2003            2002
                                                    ------------  -------------
         Net loss
           As reported                              $   (89,320)  $     (36,413)
           Compensation recognized under APB 25               -               -
           Compensation recognized under SFAS 123      (425,818)              -
                                                    ------------  -------------
                      Pro forma                     $  (515,138)  $     (36,413)
                                                    ============  =============

         Basic and diluted loss per common share:
           As reported                              $         -   $           -
                                                    ============  =============
           Pro forma                                $         -   $           -
                                                    ============  =============

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

         Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, other current assets, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

         Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.


         Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

         Inventory

         Inventory is valued at the lower of cost (first-in, first-out) or market. At December 31, 2003, inventory consisted of finshed goods.

         Revenue Recognition

         The Company accounts for revenues pursuant to SAB 101 -"Revenue Recognition" and EITF 99-19 -"Reporting Revenue Gross as a Principal versus Net as an Agent." Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

         Income Taxes

         The Company uses the asset and liability approach to measure temporary differences in accounting for income taxes. Temporary differences arise from differences in the timing of revenue and expense recognition for financial reporting and income tax return purposes and are measured using the currently enacted tax rates and laws. The principal temporary difference as of December 31, 2003 is the federal net operating loss carryforward of $110,000, which if not utilized, will start to expire in 2017. A deferred asset has been included in the balance sheet as of December 31, 2003 provided and offset by a valuation allowance account, because its utilization does not appear to be reasonably assured.

         Loss Per Share

         The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 125,000,000 (2,500,000 post-split) and 0 common equivalent shares at December 31, 2003 and 2002, respectively.

         Comprehensive Loss

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

         Reclassification

         Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

         Recently Issued Accounting Pronouncements

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allowed companies with certain types of variable interest entities to defer implementation until March 31, 2004.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

Note 2 - Notes Payable, Related Parties

         At December 31, 2003 notes payable, related parties consists of $85,000 in notes payable to former officers of the Company as follows: $15,000 originally due on October 18, 2003 (currently past due), $25,000 is due on April 30, 2004; $30,000 is due on August 8, 2004; $7,500 is
         due on November 13, 2004; and $7,500 is due on December 2, 2004. All the notes bear interest at 10% per annum. Accrued interest related to these notes at December 31, 2003 was $4,969.


Note 3 - Stockholders' Deficit

         On October 8, 2001, Nucotec issued 255,000,000 (5,100,00 pre-split) shares of the Company's common stock to three founding shareholders of Nucotec, Inc. and has presented in the financial statements as if it had occurred at the beginning of the earliest period presented.

         Private Placement:
         ------------------

         On October 28, 2001, the Company initiated a private placement offering (the "Private Placement") of 3,200,000 (64,000 pre-split) shares of the Company's common stock at an offering price of $0.005 (pre-split of $0.25) per share. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 504 of Regulation D. Net proceeds amounted to $16,000.

         Plan of Reorganization:
         -----------------------

         During May 2002, Nucotec, Inc. ("Nucotec") entered into a plan of reorganization, whereby Nucotec issued 45,600,000 (912,000 pre-split) shares of its common stock in exchange (the "Exchange") for 80% of the outstanding common stock of Salty's Warehouse, Inc., ("Salty's") a Florida Corporation.

         A reconciliation of shares as a result of the reorganization that occurred on March 19, 2004 as discussed in Note 1 and Note 6 is as follows:


            Balance as of December 31, 2003 (post-split)           303,800,000

            Redemption of stock in exchange for the Company's
            interest in Salty's Warehouse                         (255,510,000)


            Redemption of stock for cash                           (43,890,000)

            Shares outstanding as of March 19, 2004 as a result
            of the reorganization                                -------------
                                                                     2,400,000

            Shares issued to new management                          4,200,000
                                                                 -------------

            Shares outstanding at May 15, 2004                       6,600,000
                                                                 ==============

         The company has authorized 10,000,000 shares of common stock.


         Stock Options:

         The following table summarizes the options outstanding:

                                                                    Weighted-
                                                    Stock            Average
                                                   Option           Exercise
                                                    Plan              Price
                                                 -------------   -------------
               Balance, December 31, 2002
                  Granted                          125,000,000   $      0.005
                                                 -------------   -------------
               Balance, December 31, 2003          125,000,000   $      0.005
                                                 =============   =============
               Exercisable, December 31, 2003      125,000,000   $      0.005
                                                 =============   =============

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.4 years at December 31, 2003. The exercise price for all of the options outstanding is $0.005 (post split effect).

         No compensation expense was recognized as a result of the issuance of stock options issued to employees of the Company.

         For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.01 (pre-split of $0.17) and the weighted-average exercise price of such options was $0.01 (pre-split of $0.25). No options were granted during the year ended December 31, 2003, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.


Note 4 - Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:

                  Deferred tax assets:
                        Net operating loss                    $       110,000
                        Less valuation allowance                     (110,000)
                                                              ---------------

                                                              $            --
                                                              ===============

         At December 31, 2003, the Company had federal net operating loss ("NOL") carryforwards of approximately $110,000. Federal NOLs begin to expire in 2017.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                                                               2003       2002
                                                             --------   --------
                    Federal income tax rate                   (34.0%)    (34.0%)
                    State tax, net of federal benefit            --        --
                    Loss for which no federal benefit was
                         received                              34.0%      34.0%
                                                             --------   --------
                    Effective income tax rate                   0.0%       0.0%
                                                             ========   ========

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

Note 5 - Net Revenue

         A summary of net revenue by product category, for the years ended December 31, are as follows:

                                                          2003           2002
                                                      ------------  ------------
              Home electronics                        $    43,527   $     12,500
              Automobile electronics                       18,867         12,143
              Computer supplies and accessories             3,112         25,766
                                                      ------------  ------------

                                                            65,506        50,409
              Less cost of revenue                          59,660        44,341
                                                      ------------  ------------

              Net revenue as an agent                 $      5,846  $      6,068
                                                      ============  ============


Note 6 - Subsequent Events

         On March 5, 2004, the Company borrowed $650,000 from an unrelated third party pursuant to a promissory note due and payable on July 5, 2004, which bears interest at the rate of 8% per annum.

         On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 255,510,000 (5,110,200 pre-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber have agreed that 45,890,000 (917,800 pre-split) of their shares of the Company will be redeemed by the Company in exchange for $570,000 (the "Sale"). As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares (4,200,000 post-split shares) of common stock from the Company. Mr. Abbott, Mr. Pescio and Mr. Keith will replace Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company ten days after a Schedule 14f-1 is delivered to our shareholders.

         On April 19, 2004, the Company authorized a 50:1 stock split. The accompanying consolidated financial statements have been retroactively restated to present the effect of this event.

         On April 27, 2004, the Company borrowed $225,000 from an unrelated third party pursuant to a promissory note that is due and payable on demand and bears interest at the rate of 8% per annum.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

As of December 31, 2003, our directors and executive officers were as follows:

Name                          Age                     Position
-----------------------  --------------  ---------------------------------------
Earl T. Shannon               36           President, Director
Steven W. Hudson              34           Secretary, Director
Scott W. Bodenweber           32           Chief Financial Officer, Director

Earl T. Shannon, President, Director. Mr. Shannon has been an Officer and Director of both Nucotec and Salty's Warehouse since the inception of each company. Additionally, Mr. Shannon was an Officer and Director of PageActive Holdings, Inc. from June 8, 1999 to July 11, 2001, during which time PageActive Holdings, Inc. was a "blank check company"- a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies. From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida. Winthrop Venture Management, Inc. currently owns approximately 37.8% of our outstanding common stock. Winthrop Venture Management, Inc. is also the General Partner of the Winthrop Venture Fund, Ltd., a private investment fund. Mr. Shannon resigned as our officer and director in March 2004.

Steven W. Hudson, Secretary, Director. Mr. Hudson has been an Officer and Director of Nucotec since its inception. Mr. Hudson has served as Vice President of Salty's Warehouse since March 15, 1999. Additionally, Mr. Hudson has served as President and CEO of International Yacht Collection since May 1999. International Yacht Construction specializes in new construction, brokerage, charter, crew placement and yacht management for vessels 80 feet long and over. Since June 1997, Mr. Hudson also has served as President and CEO of Hudson Capital Group, a private investment firm. From August 1995 through May 1999, Mr. Hudson served as Division Vice President for Republic Services, Inc., a leading provider of environmental services for commercial, industrial, municipal and residential customers. From September 1991 through August 1995, Mr. Hudson held various positions with Hudson Management Corp, a holding company for several solid waste services companies located in Florida. Mr. Hudson graduated from Southern Methodist University with a Bachelor of Arts degree in Business Economics. Mr. Hudson resigned as our officer and director in March 2004.

Scott W. Bodenweber, Chief Financial Officer, Director. Mr. Bodenweber has been an Officer and Director of Nucotec since its inception. From June 1997 and continuing through the present, Mr. Bodenweber has been the Controller of Hudson Capital Group, an investment firm in Fort Lauderdale, FL. From February 1995 through May 1997, he was employed with Keefe, McCullough & Co., a CPA firm in Ft Lauderdale, FL. Mr. Bodenweber graduated from Florida State University in 1994 with Bachelor of Science Degrees in both Accounting and Finance. He is a licensed Certified Public Accountant in the State of Florida. Mr. Bodenweber resigned as our officer and director in March 2004.

Each of our officers and directors spend approximately five to ten hours on an as-needed basis handling our business operations. Each officer and director is responsible for attending a weekly sales meeting lasting one to two hours.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors. Appointment of New Directors. Subsequent to the period covered by this report, on March 19, 2004 we entered into an agreement that provided that Earl W. Abbott, Carl A. Pescio and Stanley B. Keith were appointed as our management. Set forth below is certain information with respect to each:

Name                  Age      Position
------------------   -----     ---------------------------------------------

Earl W. Abbott         62      President, Chief Financial Officer, Secretary,
                               Director
Carl A. Pescio         52      Director
Stanley B. Keith       55      Director


Earl W. Abbott, President, Chief Financial Officer, Secretary, and a Director. Dr. Abbot was appointed as the President, Chief Financial Officer, Secretary and a Director in March 2004. Dr. Abbott is a senior geologist and Qualified Person with thirty-three years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2003 to the present, Dr. Abbott has been the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and from 1999 to present, Dr. Abbot has served as the president of King Midas Resources Ltd., a private Canadian company he founded which has acquired U.S. and Mexican gold properties. From 1982 to the Present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada & Utah. From 1978 to 1982 he was a district geologist for Energy Reserves Group, Inc. where he opened and managed the Reno District exploration office, and managed on more than twenty projects which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1985, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska, and from 1971 to 1975, Dr. Abbot was a project geologist for Continental Oil Company where he supervised uranium exploration rotary drilling programs in Wyoming.

Dr. Abbott is a member of the American Institute of Professional Geologists and is a Certified Professional Geologist, and a past president of the Nevada Section. He is also a member of the Geological Society of Nevada and its past president. Dr. Abbott is also a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum, the Denver Region Exploration Geologists Society and its past president, and a member of the Nevada Petroleum Society, and served as its past president as well. Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology, 1971 from Rice University, Houston, Texas. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Dr. Abbott is not an officer or director of any other reporting company.

Carl A. Pescio, Director. Carl A. Pescio is a geologist offering more than 30 years of experience in the mining resource sector. In 1974, Mr. Pescio graduated from the University of Nevada with a Bachelor of Science in Geology. After graduating Mr. Pescio joined Kennecott Copper Corp. as a geologist. Since 1975, Mr. Pescio has worked for numerous other natural resource companies in various positions including; Geologist, Chief Geologist, Geological Engineer, Mine Manager, and Vice President of Exploration. Mr. Pescio's tenure with Alta Gold between 1987-1991 as Vice-President of Mining and Exploration, led to his interest and focus on exploration for precious metal deposits in the Nevada gold trends. Since 1991, he has focused his efforts in acquiring properties with potential for deposits large enough to interest the major mining companies in the area. Currently, Mr. Pescio is the President of Pescio Exploration which owns approximately 45 properties, covering more than 20,000 hectares in Nevada. More than half of Pescio Exploration's properties are under lease and being explored by others. Mr. Pescio is also Vice-President of Exploration and a Director for Mill City International Corp. Mr. Pescio is not an officer or director of any other reporting company.

Stanley B. Keith, Director. Stanley B. Keith is a geologist and geochemist with 25 years experience in minerals exploration. After graduating from the University of Arizona with a Master's degree in Geology in 1978, he worked for major companies such as Exxon Minerals and was a geologist for the Arizona Geological Survey. In 1983 he co-founded and continues to be the President of MagmaChem, LLC, offering highly skilled services to the exploration and mining industry. He has consulted for major mining companies, including Newmont, Barrick, BHP, Phelps-Dodge, AngloGold, and many others. Since 1993, he has worked with Dr. Earl Abbott on numerous gold projects in Nevada, especially the Carlin Trend. Mr. Keith is not an officer or director of any other reporting company. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Audit Committee and Financial Expert. Because we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by
Item 401(e)2.

Code of Ethics. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The following table sets forth the total compensation earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers for the fiscal years ended December 31, 2003 and December 31, 2002.

                                                                            LONG TERM COMPENSATION
                                                               ----------------------------------------------
                               ANNUAL COMPENSATION                        Awards                     Payouts
                      -------------------------------------    ----------------------------------------------
               Year   Salary($)   Bonus($)       Other                            Securities           LTIP          All Other
                                                 Annual         Restricted         Underlying       Payouts($)     Compensation($)
                                              Compensation($)  Stock Awards($)    Options/SARs(#)
   Earl T.     2003  $    0     $    0      $        0         $        0     1,400,000 post-split   $     0       $        0
   Shannon,    2002  $    0     $    0      $        0         $        0                 0          $     0       $        0
    Former     2001  $    0     $    0      $        0         $        0                 0          $     0       $        0
  President

  Steven W.    2003  $    0     $    0      $        0         $        0     1,200,000 post-split   $     0       $        0
   Hudson,     2002  $    0     $    0      $        0         $        0                 0          $     0       $        0
    Former     2001  $    0     $    0      $        0         $        0                 0          $     0       $        0
  Secretary

   Scott W.    2003  $    0     $    0      $        0         $        0       360,000 post-split   $     0       $        0
 Bodenweber,   2002  $    0     $    0      $        0         $        0                 0          $     0       $        0
  Former CFO   2001  $    0     $    0      $        0         $        0                 0          $     0       $        0

None of our current officers or directors is receiving any other compensation for their services.

Stock Options. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 250,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options after giving effect to a 50:1 stock split. The 2003 Stock Option Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2003 Stock Option Plan, options may be granted to our key employees, officers, directors or consultants.

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2003 Stock Option Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted.

The 2003 Stock Option Plan shall terminate 10 years from the earlier of the date of its adoption by the Board of Directors or the date on which the 2003 Stock Option Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no option shall be granted after termination of the 2003 Stock Option Plan. Subject to certain restrictions, the 2003 Stock Option Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada. The shares underlying the 2003 Stock Option plan were registered for sale under the Securities Act of 1933, as amended, on Form S-8. The consent of a majority of our voting shares was given for the approval of the 2003 Stock Option Plan by written consent on May 1, 2003.

Two million five hundred thousand options (125,000,000 post-split) were originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan will terminate and all options issued under the stock option plan shall be cancelled excepting 60,000 stock options (3,000,000 post split) shall remain outstanding on a pro rata basis among the holders as listed below pursuant to amended Stock Option Agreements. Option Grants in Last Fiscal Year--Individual Grants



                                               Number of         Percent of total
                                              Securities           options/SARs
                                              Underlying            granted to
                                             Options/SARs      employees in fiscal      Exercise or base       Expiration date
                Name (1)                      granted (#)              year               price ($/Sh)
       ----------------------------          ------------      ------------------     -------------------      ----------------
       Earl T. Shannon, President        1,400,000 post-split(2)       48     %         $      0.003/Sh            05/01/13
       Steven W. Hudson, Secretary       1,200,000 post-split(2)       40     %         $      0.003/Sh            05/01/13
        Scott W. Bodenweber, CFO           360,000 post split(2)       12     %         $      0.003/Sh            05/01/13
 (1) This table reflects ownership and positions held as of December 31, 2003.
 (2) Our stock split of 50:1 was given effect in April 2004.

Compensation of Directors. Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the shares of our outstanding Common Stock beneficially owned as December 31, 2003 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our Common Stock based upon 6,076,000 issued common shares.

Name and Address of                                                       Amount and Nature of
Beneficial Owners(1)                                                    Beneficial Ownership(2)             Percent Ownership
------------------------------------------------------------------  ---------------------------------   ------------------------
Earl T. Shannon,
 President, Director                                                  137,950,000 post-split(6)            (3)      45.4 %
Steven W. Hudson,
Secretary, Director                                                   137,950,000 post-split(6)            (4)      45.4 %
Scott W. Bodenweber,
Chief Financial Officer, Director                                      25,800,000 post-split(6)            (5)       8.5 %
All directors and executive officers as a group (3 individuals)       301,700,000 post-split(6)                     99.3 %

(1)  C/o the Company's former address at 1080 S.E. 3 rd Avenue, Ft. Lauderdale, FL  33316 unless otherwise noted.  This table reflects ownership and positions held as of December 31, 2003.
(2)  Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(3)  Includes shares held in the name of Winthrop Venture Management, Inc., Alpine Mercantile, Inc., ESHA, Inc., and Don Marcos
Trading Company.
(4)  Includes shares held in the name of Lady Jean Charters, Inc., Briland Properties, Inc., Mustang Properties, Inc., and Dunmore
Properties, Ltd.
(5)  Includes shares held in the name of Briland Properties, Inc., Mustang Properties, Inc., and Dunmore Properties, Ltd.
(6)  Our stock split of 50:1 was given effect in April 2004.


Changes in Control. As of December 31, 2003, our management was not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B. However, subsequent to the period covered by this report, on March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber our officers and directors at the time, agreed that 255,510,000 (5,110,200 pre-split) of their shares in us will be redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 45,890,000 (917,800 pre-split) of their shares in us would be redeemed by us in exchange for $570,000. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber resigned as our officers. Earl W. Abbott was appointed as our President, Chief Financial Officer and Secretary. In addition, Mr. Abbott, Carl
A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares of common stock from us. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on our Board of Directors ten days after a
Schedule 14f-1 was delivered to our shareholders.

The following table sets forth, as of May 17, 2004, certain information with respect to our equity securities owned of record or beneficially by (i) each our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and officers as a group.

                                  Name and Address                          Amount and Nature
   Title of Class                of Beneficial Owner                     of Beneficial Ownership            Percent of Class
---------------------  ----------------------------------------  ----------------------------------------  -------------------
    Common Stock                   Earl W. Abbott                  President, Chief Financial Officer,            31.8   %
                                   3841 Amador Way                          Secretary, Director
                                  Reno, Nevada 89502                       2,100,000 shares(1)
    Common Stock                   Carl A. Pescio
                                   3841 Amador Way                              Director
                                 Reno, Nevada  89502                       1,050,000 shares(1)                    15.9   %
    Common Stock                  Stanley B. Keith
                                   3841 Amador Way                              Director
                                 Reno, Nevada  89502                       1,050,000 shares(1)                    15.9   %
    Common Stock          All directors and named executive
                           officers as a group (3 persons)                 4,200,000 shares(1)                    63.6   %
(1) reflects post-split shares following our stock split in April 2004.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions.
----------------------------------------------------------

Related party transactions.

On May 1, 2002, Salty's Warehouse bought back 10 shares of Salty's Warehouse each from Mark Shannon and Ronald Shannon for $30 per share, counting $290 in paid-in capital by each of them. At the time of this transaction, these shares represented 20% of the outstanding shares of Salty's Warehouse. These shares were cancelled by Salty's Warehouse.

Earl T. Shannon, Steven W. Hudson, Mark R. Shannon, Ronald J. Shannon are promoters of Salty's Warehouse as defined by the Securities and Exchange Commission. The only items of value they received from Salty's Warehouse is the stock they were issued by Salty's and any consideration they have received from sales of this stock. On July 16, 1998, Earl T. Shannon, Mark R. Shannon and Ronald Shannon each received 33.333 shares, representing in the aggregate 100% of Salty's Warehouse at par value for services rendered. The determination of the value of their services was made by Earl T. Shannon, Mark R. Shannon and Ronald Shannon as the shareholders of Salty's Warehouse. On March 15, 1999, they redistributed this stock such that Earl T. Shannon and Steven W. Hudson each received 40 shares and Mark R. Shannon and Ronald J. Shannon each received 10 shares. Subsequently Mark R. Shannon and Ronald J. Shannon each sold all of their shares back to Salty's Warehouse for $30 per share and Earl T. Shannon and Steven W. Hudson sold 80% of their shares to Nucotec in return for 456,000 Nucotec shares, representing 15% of the outstanding shares of Nucotec on a fully diluted basis.

On May 10, 2002, we acquired an 80% interest in Salty's Warehouse from Earl T. Shannon and Steven W. Hudson. In return, Earl T. Shannon and Steven W. Hudson each received 22,800,000 (pre split of 456,000) shares our common stock, which in the aggregate was equal to 15% of our outstanding shares on a fully diluted basis. See a discussion of this transaction under "Business." As of December 31, 2003 Earl T. Shannon was our President and one of our directors and Steven W. Hudson was our Secretary and one of our directors.

Steven W. Hudson is a principal of Hudson Capital Group, which as of December 31, 2003 was furnishing us with office space and storage space on a rent-free basis.

On October 18, 2002, we borrowed $15,000 from Earl T. Shannon and Steven W. Hudson, pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on October 18, 2003. On April 30, 2003, we borrowed a total of $25,000 from Earl T. Shannon and Steven W. Hudson ($12,500 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on April 30, 2004 On August 8, 2003, we borrowed a total of $30,000 from Earl T. Shannon and Steven W. Hudson ($15,000 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on August 8, 2004. On November 12, 2003, we borrowed $7,500 from Earl T. Shannon pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on November 12, 2004.

On December 1, 2003, we borrowed $7,500 from Steven W. Hudson pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on December 1, 2004. As of December 31, 2003 on its website, Salty's Warehouse was advertising for sale a $7,800,000 yacht. International Yacht Collection, a yacht brokerage company, is the listing broker of this yacht. If the yacht sells through Salty's Warehouse, Salty's Warehouse will receive 1.25% of the selling price and International Yacht Collection will receive between 1%-6% of the selling price, dependent upon whether the yacht is sold by an International Yacht Collection agent, in which case International Yacht Collection will receive 3%-6% or by another unaffiliated agent, in which case International Yacht Collection will receive 1%-3%. In the future, Salty's Warehouse may offer for sale other products of International Yacht Collection on a similar basis. International Yacht Collection is owned by Harris W. Hudson, who is one of our stockholders as well as the father of our Secretary and director, Steven W. Hudson. The yacht is owned by Steven W. Hudson's parents. Additionally, Steven W. Hudson is the President and CEO of International Yacht Collection. Steven W. Hudson has advised usthat he will not be personally receiving any commission from the sale of the yacht.

Subsequent to the period covered by this report, on March 19, 2004, our officers and directors at the time, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 253,510,000 (5,110,200 pre-split) of their shares will be redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. Earl
T. Shannon, Steven W. Hudson, and Scott W. Bodenweber have agreed that 45,890,000 (917,800 pre-split) of their shares of our stock will be redeemed by us in exchange for $570,000. As of March 19, 2004, we no longer hold any ownership interest in Salty's Warehouse, Inc.

In addition, in March 2004, Earl Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 pre-split (4,200,000 post-split) shares of common stock from us for $10,000 per share.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o disclose in any and all filings with the Securities and Exchange Commission, where required;
     o    obtain disinterested directors' consent; and
     o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
--------------


3.1      Articles of Incorporation*

3.2      Bylaws*

10.1     Plan of Reorganization and Acquisition, dated May 10, 2002*

10.2     Yahoo! Store Merchant Service Agreement*

10.3     Promissory Note for Steven W. Hudson, executed October 18, 2002*

10.4     Promissory Note for Earl T. Shannon, executed October 18, 2002*

10.5     Commission Agreement with International Yacht Collection, dated
         May 11, 2000*

10.6     Promissory Note for Steven W. Hudson, executed October 18, 2002*

10.7     Promissory Note for Earl T. Shannon, executed October 18, 2002*

21.1     List of Subsidiaries of Nucotec, Inc.*

23.1     Consent of Stonefield Josephson, Inc.

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

*Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB. However, subsequent to the reporting period, we filed these reports:

1. On March 22, 2004 we filed a report on Form 8-K containing Item 1, changes in control, whereby we reported that our officers and directors at the time, Earl
T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 255,150,000 (5,110,200 pre-split) shares of our common stock would be redeemed by us in exchange for all of our shares held in Salty's Warehouse, Inc. Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber also agreed that 45,890,000 (917,800 pre-split) of their shares of our common stock would be redeemed by us in exchange for $570,000. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber resigned as our officers. Earl W. Abbott was appointed as our President, Chief Financial Officer and Secretary. In addition, Earl Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 (4,200,000 post-split shares of common stock from us. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on our Board of Directors ten days after a Schedule 14f-1 was mailed to our shareholders.

That report also contained Item 2, reporting a disposition of assets: On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we acquired 255,510,000 (5,110,200 pre-split) shares of our common stock from Earl T. Shannon and Steven W. Hudson in exchange for 80 shares of common stock of Salty's Warehouse, Inc. As a result of this transaction, we no longer own Salty's Warehouse, Inc. We have returned the 5,110,200 shares of our common stock to authorized, but unissued status.

2. On April 14 we filed a report on Form 8-K containing Item 5-Other Events, regarding the appointment of Mr. Abbott, Mr. Pescio and Mr. Keith to our board of directors.

3. On April 27, 2004, we filed a report on Form 8-K containing Item 5 regarding our stock split. On April 13, 2004, our Board of Directors approved a 50 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 49 shares for each share of common stock outstanding as of the record date. Our intent of the stock split is to increase the marketability and liquidity of our common stock and hopefully increase the value of our common stock. The dividend was payable on April 27, 2004 for shareholders of record on April 26, 2004. After the split, the total number of our issued and outstanding shares of common stock was 6,600,000 shares. Our common stock will continue to be $0.001 par value. Fractional shares were rounded upward.

Item 14.  Principal Accountant Fees and Services.
--------------------------------------------------

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $24,000 and $15,000, respectively.

Audit-related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

Tax Fees. For the fiscal years ended December 31, 2003 and December 31, 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.  None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Reno, Nevada, on May 24, 2004.

                                        Nucotec, Inc.,
                                        a Nevada corporation


                                        /s/ Earl Abbott
                                        --------------------------------------
                                        Earl Abbott
                                        principal executive officer
                                        president, secretary, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Earl Abbott                                      May 24, 2004
         --------------------------------------------
         Earl Abbott
Its:     principal executive officer
         president, secretary, director