Form 10QSB
period 2004-03-31
NUCOTEC INC
filed 2004-06-14
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-50146
                            (Commission file number)

                                  NUCOTEC, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                            94-3409645
    (State or other jurisdiction                                (IRS Employer
  of incorporation or organization)                          Identification No.)

                       3841 Amador Way, Reno, Nevada 89502
                    (Address of principal executive offices)

                                 (775) 827-2324
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 10, 2004 was 6,600,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  NUCOTEC, INC.
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of March 31, 2004 (Unaudited)       2

           Consolidated Statements of Operations for the
           three-months ended March 31, 2004 and 2003 (Unaudited)            3

           Consolidated Statements of Cash Flows for the
           three-months ended March 31, 2004 and 2003 (Unaudited)            4
           Notes to Consolidated Financial Statements (Unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations       10

Item 3.    Controls and Procedures                                          12

PART II.   OTHER INFORMATION                                                13


Item 1.    Legal Proceedings                                                13

Item 2.    Change in Securities and Small Business Issuer
           Purchases of Equity Securities                                   13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                                  NUCOTEC, INC.
                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                                                          March 31,
                                                                                            2004
                                                                                     --------------------

                                                                                         (Unaudited)
     ASSET

           CURRENT ASSET
                Cash                                                                 $                  -

                                                                                     --------------------

                  TOTAL CURRENT ASSET                                                $                  -
                                                                                     ====================



     LIABILITY AND STOCKHOLDERS' (DEFICIT)

           CURRENT LIABILITY
                Note payable, including accrued interest of $3,704                   $            653,704


                                                                                     --------------------
                  TOTAL CURRENT LIABILITY                                                        653,704

                                                                                     --------------------

           COMMITMENTS AND CONTINGENCIES                                                               -

           STOCKHOLDERS' (DEFICIT)
                Common stock; $0.001 par value; 10,000,000 shares authorized;
                  6,600,000 shares issued and outstanding                                          6,600
                Additional paid-in capital                                                         7,988
                Stock subscription receivable                                                    (10,000)
                Accumulated (deficit)                                                           (658,292)

                                                                                     --------------------

                  TOTAL STOCKHOLDERS' (DEFICIT)                                                 (653,704)
                                                                                     --------------------


                  TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)                        $                 -
                                                                                     ====================


                 The accompanying notes are an integral part of
                          these financial statements.

                                 NUCOTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                 Three-Months Ended
                                                                       ---------------------------------------

                                                                          March 31,             March 31,
                                                                             2004                  2003
                                                                       -----------------     -----------------
                                                                         (Unaudited)           (Unaudited)

NET REVENUE                                                            $              -      $              -

OPERATING EXPENSES                                                               41,030                24,727
                                                                       -----------------     -----------------

LOSS FROM OPERATIONS                                                            (41,030)              (24,727)
                                                                       -----------------     -----------------

OTHER INCOME (EXPENSE)
      Interest expense                                                           (5,544)                    -

                                                                       -----------------     -----------------
TOTAL OTHER INCOME (EXPENSE)                                                     (5,544)                    -
                                                                       -----------------     -----------------


LOSS BEFORE PROVISION FOR INCOME TAXES
      AND DISCONTINUED OPERATIONS                                               (46,574)              (24,727)

      PROVISION FOR INCOME TAXES                                                      -                     -

                                                                       -----------------     -----------------

      NET LOSS FROM CONTINUING OPERATIONS                                       (46,574)              (24,727)
                                                                       -----------------     -----------------

      DISCONTINUED OPERATIONS:
           Income (loss) from operations of Salty's Warehouse, Inc.                 871                (5,566)
                                                                       -----------------     -----------------

                                                                       -----------------     -----------------
      NET LOSS                                                         $        (45,703)     $         (30,293)
                                                                       =================     =================

      NET LOSS PER SHARE - BASIC AND DILUTED
           Continuing operations                                       $          (0.00)     $          (0.00)
           Discontinued operations                                     $          (0.00)     $          (0.00)
                                                                       -----------------     -----------------

                                                                       $          (0.00)     $          (0.00)
                                                                       =================     =================
      WEIGHTED AVERAGE COMMON EQUIVALENT
           SHARES OUTSTANDING - BASIC AND DILUTED                           264,608,791           303,800,000
                                                                       =================     =================


                 The accompanying notes are an integral part of
                          these financial statements.


                                                 NUCOTEC, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------------------------------------

                                                                                            Three-Months Ended
                                                                                --------------------------------------------
                                                                                    March 31,               March 31,
                                                                                      2004                     2003
                                                                                ------------------     ---------------------
                                                                                   (Unaudited)             (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                         $         (46,574)      $           (24,727)
    Adjustment to reconcile net loss to net cash used in operating activities:
      Income (loss) from discontinued operations                                              871                    (5,566)
      Value of options granted for services                                                 4,540
      Increase in Liabilities:
        Accounts payable and accrued expenses                                               2,307                    26,549
                                                                                ------------------     ---------------------
           Net Cash Used In Operating Activities                                          (38,856)                   (3,744)
                                                                                -----------------      ---------------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                            650,000                         -
    Payment on note payable, related party                                                (42,500)                        -
    Repurchase of shares of common stock                                                 (570,000)                        -
    Transfer of Salty's Warehouse, Inc's cash balance at date of disposition               (6,068)                        -
                                                                                ------------------     ---------------------

           Net Cash Provided By Financing Activities                                       31,432                         -
                                                                                ------------------     ---------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (7,424)                   (3,744)

CASH AND CASH EQUIVALENTS, Beginning of period                                              7,424                    10,113
                                                                                ------------------     ---------------------

CASH AND CASH EQUIVALENTS, End of period                                        $               -      $              6,369
                                                                                ==================     =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                               $               -      $                  -
                                                                                ==================     =====================
    Income taxes paid                                                           $               -      $                  -
                                                                                ==================     =====================


                 The accompanying notes are an integral part of
                          these financial statements.

NUCOTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION

Nucotec, Inc. was incorporated in the state of Nevada on October 8, 2001. Nucotec, Inc. and its subsidiary, Salty's Warehouse, Inc. (the "Company") sell various home and automobile electronic equipment, computer accessories and supplies.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited consolidated financial statements have been prepared by Nucotec, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss from continuing operations of $46,574, and at March 31, 2004 had a negative working capital of $653,704 and had a negative stockholders' deficit of $653,704. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     o The Company will also look to merge with an operating company that is generating positive cash flow.
     o In March 2004, the Company borrowed $650,000 from an unrelated third party, which was used to redeem the shares of the Company's former management. This loan matures on July 5, 2004 when the full principal and accrued interest becomes due.
     o In April 2004, the Company borrowed $225,000 from an unrelated third party to use as working capital. The loan and accrued interest is due on demand.

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

PLAN OF REORGANIZATION

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 255,510,000 (5,110,200 pre-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber have futher agreed that 45,890,000 (917,800 pre-split) of their shares of the Company will be redeemed by the Company in exchange for $570,000 (the "Sale"). As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares (4,200,000 post-split shares) of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.

CASH AND CASH EQUIVALENTS

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

STOCK SPLIT

On April 19, 2004, the Company authorized a 50:1 stock split. The accompanying consolidated financial statements have been retroactively restated to present the effect of this event.

STOCK OPTIONS

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

                                                 2004                2003
                                         ------------------  -------------------
Net loss

  As reported                            $          (45,703) $          (30,293)
  Compensation recognized under APB 25                    -                   -
  Compensation recognized under SFAS 123                  -                   -
                                         ------------------  ------------------
             Pro forma                   $         (45,703)  $          (30,293)
                                         ==================  ==================


Basic and diluted loss per common share
  As reported                            $           (0.00)  $            (0.00)
  Pro forma                              $           (0.00)  $            (0.00)


This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

In March 2004, the Company issued 3,000,000 (60,000 pre-split) options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations. The fair value was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years, respectively.


                 The accompanying notes are an integral part of
                          these financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

LOSS PER SHARE

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2004 and 2003 were 3,000,000 (60,000 pre-split) and 0, respectively, stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.


NOTE 3 - NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of $85,000 in notes payable to former officers of the Company as follows: $15,000 originally due on October 18, 2003, $25,000 is due on April 30, 2004; $30,000 is due on August 8, 2004; $7,500 is
due on November 13, 2004; and $7,500 is due on December 2, 2004. All the notes bear interest at 10% per annum. On March 19, 2004, the Company paid $42,500 as full settlement of these outstanding notes payable, related parties and accrued interest. As a result of this transaction, the Company has recognized a gain on extinguishments of debt of $49,309, which has been recorded directly to stockholders' (deficit) since this settlement was with related parties.

NOTE 4 - NOTE PAYABLE

On March 5, 2004, the Company borrowed $650,000 from an unrelated third party pursuant to a promissory note due and payable on July 5, 2004, which bears interest at the rate of 8% per annum.

NOTE 5 - STOCKHOLDERS' (DEFICIT)

During the three months ended March 31, 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 84,000 shares (4,200,000 post-split shares) of common stock from the Company for $10,000. The payment for these shares was received in April 2004.



                 The accompanying notes are an integral part of
                          these financial statements.

NOTE 6 - DISCONTINUED OPERATIONS

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 255,510,000 (5,110,200 pre-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. As a result of this transaction, the operations of Salty's has been shown as a discontinued operation in the accompanying financial statements.

Salty's revenues were $1,415 and $1,397 the period starting January 1, 2004 to March 19, 2004, and for the three months ended March 31, 2003, respectively. The results of operations of Salty's have been reported separately as discontinued operations.

Actual net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004 and the three months ended March 31, 2003 was $871 and ($5,566), respectively. The gain on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties.

The following is a summary of the net assets of Salty's at March 19, 2004:

                                                          March 19, 2004
                                                        ------------------
Asset:
      Cash                                              $            6,068

                                                        ------------------
Total asset                                             $            6,068
                                                        ------------------

Liabilities:
      Accounts payable                                  $           1,371
      Accrued expenses                                              1,005

                                                        ------------------
Total liabilities                                       $            2,376
                                                        ------------------

Net assets of discontinued operations                   $            3,692
                                                        ==================


The gain on the disposition of Salty's of $1,418 was calculated as the difference in the value of the stock returned of $5,110 and the net assets of Salty's of $3,692.

NOTE 7 - SUBSEQUENT EVENTS

On April 19, 2004, the Company authorized a 50:1 stock split. The accompanying financial statements have been retroactively restated to present the effect of this event.

On April 27, 2004, the Company borrowed $225,000 from an unrelated third party pursuant to a promissory note that is due and payable on demand and bears interest at the rate of 8% per annum.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                 The accompanying notes are an integral part of
                          these financial statements.

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



OVERVIEW

We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we acquired 255,510,000 (5,110,200 pre-split) shares of our common stock from Earl T. Shannon and Steven W. Hudson in exchange for 80 shares of common stock of Salty's Warehouse, Inc. As a result of this transaction, we no longer own Salty's Warehouse, Inc. The 255,510,000 (5,110,200 pre-split) shares of common stock was subsequently cancelled.

                 The accompanying notes are an integral part of
                          these financial statements.

We are in the process of arranging to undertake a different business focus under our new management, which is the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others. As of June 10, 2004, we entered into letters of intent to acquire interests in certain such properties in Nevada from Pescio Exploration, which is owned by Carl Pescio, one of our directors.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 2003, we borrowed a total of $25,000 from Earl T. Shannon and Steven W. Hudson ($12,500 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on April 30, 2004. On August 8, 2003, we borrowed a total of $30,000 from Earl T. Shannon and Steven W. Hudson ($15,000 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on August 8, 2004. On November 12, 2003, we borrowed $7,500 from Earl T. Shannon, one of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on November 12, 2004. On December 1, 2003, we borrowed $7,500 from Steven W. Hudson, one of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on December 1, 2004. All of these notes and accrued interest were settled on March 19, 2004 for $42,500. The gain on the settlement of these notes and accrued interest of $49,309 has been recorded directly to stockholders' deficit.

As of March 31, 2004 we had a net working capital deficit of $653,704 as compared to $88,158 as of December 31, 2003. The net increase of the capital deficit pertains to the borrowing of $650,000 from an unrelated third party ,in March 2004, pursuant to a promissory note due July 5, 2004 that bears interest at 8% per annum. On March 19, 2004, we made a payment of $42,500 to Earl T. Shannon and Steven W. Hudson , and they agreed to forgive the remaining aggregate sum of $42,500, plus accrued interest that was due to them. Also in March 2004, we redeemed 45,890,000 (917,800 pre-split) of the shares owned by our outgoing management in exchange for $570,000.

Net cash used for operating activities was $38,856 for the three months ended March 31, 2004 compared to $3,744 for the three months ended March 31, 2003.

Since we have no current source of revenue, our only source of cash is from the sale of debt or equity instruments.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. In March 2004, we had a change of management under which we plan to undertake a different business focus, which is the identification and acquisition of potential gold mining properties for resale to others. However, due to the change in our business plan, we plan to raise additional capital which we hope will be sufficient to fund all or our general and administrative expenses for the next twelve months.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

As a result of the disposition of Salty's on March 19, 2004, we have no ongoing operations.

As of June 10, 2004, we are in the process of arranging to undertake a different business focus under our new management, which is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 at an annual interest rate of 8%. On April 27, 2004, we borrowed $225,000 from an unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%.


                 The accompanying notes are an integral part of
                          these financial statements.

We have cash of $113,871 as of June 10, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our officers and directors will pay our expenses is based on the fact they own approximately 70% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we sold an aggregate of 4,200,000 (84,000 pre-split) unregistered shares of our securities to Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) for a total of $10,000.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None during the reporting period covered by this report. However, in April 2004, our new directors were appointed to office, as described herein and on our report on Form 8-K filed on April 14, 2004, and we effected a 50:1 forward stock split, as reported on our report on Form 8-filed April 27, 2004. In May 2004, our Board of Directors approved our name change to Tornado Gold International Corp. which we anticipate becoming effective in July 2004. Also in May 2004, we engaged a new auditor as reported on our Form 8-K filed on June 1, 2004.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    REGULATION                                                   EXHIBIT
    S-B NUMBER
       3.1          Articles of Incorporation (1)
       3.2          Bylaws (1)
       10.1         Plan of Reorganization and Acquisition, dated
                    May 10, 2002 (1)
       10.2         Yahoo! Store Merchant Service Agreement (1)
       10.3         Promissory Note for Steven W. Hudson, executed
                    October 18, 2002 (1)
       10.4         Promissory Note for Earl T. Shannon, executed
                    October 18, 2002 (1)
       10.5 Commission Agreement with International Yacht Collection, dated May 11, 2000 (1)
       10.6         Promissory Note for Steven W. Hudson, executed
                    October 18, 2002 (1)
       10.7         Promissory Note for Earl T. Shannon, executed
                    October 18, 2002 (1)
        31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
        32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)

(b)  Reports on Form 8-K

On March 19, 2004, we filed a Current Report on Form 8-K under Items 1 announcing that On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott
W. Bodenweber agreed that 255,510,000 (5,110,200 pre-split) of their shares of our stock will be redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott
W. Bodenweber have agreed that 45,890,000 (917,800 pre-split) of their shares our stock will be redeemed by us in exchange for $570,000 (the "Sale"). As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as our officers. Earl W. Abbott has been appointed our President, Chief Financial Officer and Secretary. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares (4,200,000 post-split shares) of common stock from us for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on our Board of Directors ten days after Schedule 14f-1 was mailed to our stockholders.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUCOTEC, INC.



June 10, 2004                              By: /s/ Earl W. Abbott
                                           ------------------------------------
                                           Earl W. Abbott
                                           President, Chief Financial Officer
                                           and Secretary