Form 10QSB
period 2004-06-30
Tornado Gold International Corp
filed 2004-08-16
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ________________ to _______________

                                    000-50146
                            (Commission file number)

                        TORNADO GOLD INTERNATIONAL CORP.
                        --------------------------------
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

                                 (775) 827-2324
                                 --------------
                           (Issuer's telephone number)

                                  NUCOTEC, INC.
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of August 13, 2004 was 6,600,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I.    FINANCIAL INFORMATION





                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Balance Sheet as of June 30, 2004 (unaudited)                     3

           Statements of Operations for the
           six months ended June 30, 2004 and 2003 (unaudited)               4

           Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)               5

           Notes to Financial Statements (unaudited)                        6-7

Item 2.    Management's Discussion and Analysis or Plan of Operations       14

Item 3.    Controls and Procedures                                          16

PART II.   OTHER INFORMATION                                                21


Item 1.    Legal Proceedings                                                21

Item 2.    Change in Securities and Small Business Issuer
           Purchases of Equity Securities                                   21

Item 3.    Defaults Upon Senior Securities                                  22

Item 4.    Submission of Matters to a Vote of Security Holders              22

Item 5.    Other Information                                                22

Item 6.    Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                  23

CERTIFICATIONS                                                            24-25

ITEM 1.    FINANCIAL STATEMENTS

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)


                                  BALANCE SHEET

                                                                     JUNE 30,
                                                                       2004
                                                                ----------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                 $        87,957
      Prepaid expenses and other current assets                           9,567
                                                                ----------------
TOTAL CURRENT ASSETS                                                     97,524

MINING ASSETS                                                            81,283
                                                                ----------------
TOTAL ASSETS                                                    $       178,807
                                                                ================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable, including $4,418 to related party       $         7,116
      Notes payable, including accrued interest of $19,825              894,825
                                                                ----------------
TOTAL CURRENT LIABILITIES                                               901,941
                                                                ----------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 10,000,000 shares
        authorized; 6,600,000 shares issued and outstanding               6,600
      Additional paid-in capital                                          7,988
      Accumulated deficit                                              (737,722)

                                                                ----------------
TOTAL STOCKHOLDERS' DEFICIT                                            (723,134)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       178,807
                                                                ================




The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (FORMERLY NUCOTEC, INC.)


                            STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             ----------------------------      ----------------------------
                                                               JUNE 30,       JUNE 30,           JUNE 30,       JUNE 30,
                                                                 2004           2003               2004           2003
                                                             -------------   ------------      -------------   ------------
                                                               (unaudited)    (unaudited)        (unaudited)   (unaudited)
NET REVENUE                                                  $          -    $         -       $          -    $         -

OPERATING EXPENSES

      Mining exploration expenses                                   9,988              -              9,988              -

      General and administrative expenses                          53,321         24,145             94,351         48,872
                                                             -------------   ------------      -------------   ------------

                                                                   63,309         24,145            104,339         48,872
                                                             -------------   ------------      -------------   ------------

LOSS FROM OPERATIONS                                              (63,309)       (24,145)          (104,339)       (48,872)
                                                             -------------   ------------      -------------   ------------
LOSS FROM OPERATIONS
    Mining exploration expenses                                     9,988              -              9,988              -
    General and administrative expenses                            53,321         24,145             94,351         48,872
                                                             -------------   ------------      -------------   ------------

OTHER INCOME (EXPENSE)
    Interest expense                                              (16,121)             -            (21,665)             -
                                                             -------------   ------------      -------------   ------------
TOTAL OTHER INCOME (EXPENSE)                                      (16,121)             -            (21,665)             -
                                                             -------------   ------------      -------------   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                                   (79,430)       (24,145)          (126,004)       (48,872)

PROVISION FOR INCOME TAXES                                              -              -                  -              -
                                                             -------------   ------------      -------------   ------------
NET LOSS FROM CONTINUING OPERATIONS                               (79,430)       (24,145)          (126,004)       (48,872)
                                                             -------------   ------------      -------------   ------------

DISCONTINUED OPERATONS:
    Income (loss) from operations of discontinued operations            -            424                871         (5,142)
                                                             -------------   ------------      -------------   ------------
                                                                        -            424                871         (5,142)
                                                             -------------   ------------      -------------   ------------

NET LOSS                                                     $    (79,430)   $   (23,721)      $   (125,133)   $   (54,014)
                                                             =============   ============      =============   ============

NET LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                                    $      (0.01)   $     (0.00)      $      (0.00)   $     (0.00)
    Discontinued operations                                             -          (0.00)             (0.00)         (0.00)
                                                             -------------   ------------      -------------   ------------
                                                             $      (0.01)   $     (0.00)      $      (0.00)   $     (0.00)
                                                             =============   ============      =============   ============
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                      6,600,000    303,800,000        135,604,396    303,800,000
                                                             =============   ============      =============   ============





 The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)



                            STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                  --------------------------------------
                                                                     JUNE 30,             JUNE 30,
                                                                       2004                 2003
                                                                  ----------------    ------------------
                                                                    (unaudited)          (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                           $      (126,004)    $         (48,872)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Net income (loss) from discontinued operations                        871                (5,142)
        Value of options granted for services                               4,540
    Changes in:
      Accounts receivable                                                      52                    58
      Inventory                                                               680                     -
      Prepaid expenses and other current assets                            (9,567)                  202
      Accounts payable and accrued expenses                                24,812                28,560

                                                                  ----------------    ------------------
Net cash used in operating activities                                    (104,616)              (25,194)
                                                                  ----------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of mining claims                                             (81,283)                    -

                                                                  ----------------    ------------------
Net cash used in investing activities                                     (81,283)                    -
                                                                  ----------------    ------------------


CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                           875,000                     -
    Proceeds from notes payable, related party                                  -                25,000
    Payment on note payable, related party                                (42,500)                    -
    Repurchase of shares of common stock                                 (570,000)                    -
    Proceeds from issuance of common stock                                 10,000                     -
    Transfer of Salty's Warehouse, Inc's cash
       balance at date of disposition                                      (6,068)                    -

                                                                  ----------------    ------------------
Net cash provided by financing activities                                 266,432                25,000
                                                                  ----------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       80,533                  (194)

CASH AND CASH EQUIVALENTS, Beginning of period                              7,424                10,113
                                                                  ----------------    ------------------

CASH AND CASH EQUIVALENTS, End of period                          $        87,957     $           9,919
                                                                  ================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                 $             -     $               -
                                                                  ================    ==================
    Income taxes paid                                             $             -     $               -
                                                                  ================    ==================






The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION

Tornado Gold International Corp (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). Prior to the plan of reorganization (see Note 2 below) on March 19, 2004, the Company and its subsidiary, Salty's Warehouse, Inc. sold various home and automobile electronic equipment, computer accessories and supplies. The Company is currently investing in mining properties for future development and production (See Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited financial statements have been prepared by the "Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results of the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The operating results of the Company on a semi-annual and quarterly basis may not be indicative of the Company's operating results for the entire year

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended June 30, 2004 from continuing operations of $126,004, and at June 30, 2004 had a negative working capital of $804,417 and had a stockholders' deficit of $723,722. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:


     o The Company plans to raise additional operating funds through equity or debt financing. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

     o In March 2004, the Company borrowed $650,000 from an unrelated third party, which was used to redeem the shares of the Company's former management. This loan matures on July 5, 2004 when the full principal and accrued interest becomes due. Subsequent to June 30, 2004, the due date was extended to January 5, 2005.

     o In April 2004, the Company borrowed $225,000 from an unrelated third party to use as working capital. This loan and accrued interest are due upon demand.


Plan of Reorganization

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 255,510,000 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott
W. Bodenweber agreed to redeem 45,890,000 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000 (the "Sale"). The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl
W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 4,200,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of June 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Stock Split

On April 19, 2004, the Company authorized a 50:1 stock split. The accompanying financial statements have been retroactively restated to present the effect of this stock split.

Stock Options


SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the six-months ended June 30, 2004 and 2003:


                                                     2004             2003
                                                --------------  ---------------
    Net loss
      As reported                               $     (125,133) $      (54,014)
      Compensation recognized under APB 25                   -               -
      Compensation recognized under SFAS 123                 -        (425,000)
                                                --------------  ---------------
                 Pro forma                      $    (125,133)  $     (479,014)
                                                ==============  ===============

    Basic and diluted loss per common share
      As reported                               $       (0.00)  $        (0.00)
      Pro forma                                 $       (0.00)  $        (0.00)


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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2004 and 2003 were 3,000,000 (60,000 pre-split) and 125,000,000 (2,500,000 pre-split), respectively, stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.


NOTE 3 - MINING CLAIMS

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of the leases are as follows:

a)       HMD Property

         Schedule of lease payments:

           Due Date                                                Amount

        June 5, 2004                                               $ 15,000
        Feb 5, 2005                                                $ 22,500
        Feb 5, 2006                                                $ 30,000
        Feb 5, 2007                                                $ 37,500
        Feb 5, 2008                                                $ 50,000
        Feb 5, 2009                                                $ 62,500
        Feb 5, 2010                                                $ 75,000
        Feb 5, 2011 and each
        year thereafter until
        production commences                                       $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

         The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

         Prior to the completion of the feasibility study, the Company has the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. The Company also has the option to purchase 50% of the 1% royalty for $500,000.

         The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies Pescio against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

         The Company paid the first lease payment of $15,000 on June 1, 2004.

b)       NT Green Property

         Schedule of lease payments:

            Due Date                                              Amount

         June 5, 2004                                            $ 15,000
         Feb 5, 2005                                             $ 22,500
         Feb 5, 2006                                             $ 30,000
         Feb 5, 2007                                             $ 37,500
         Feb 5, 2008                                             $ 50,000
         Feb 5, 2009                                             $ 62,500
         Feb 5, 2010                                             $ 75,000
         Feb 5, 2011 and each
         year thereafter until
         production commences                                    $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

         The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

         Prior to the completion of the feasibility study, the Company has the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. The Company also has the option o purchase 50% of the 1% royalty for $500,000.

         The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies Pescio against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

         The Company paid the first lease payment of $15,000 on June 1, 2004.


c)       Goodwin Hill Property

         Schedule of lease payments:

               Due Date                                            Amount

            June 5, 2004                                           $ 15,000
            Feb 5, 2005                                            $ 22,500
            Feb 5, 2006                                            $ 30,000
            Feb 5, 2007                                            $ 37,500
            Feb 5, 2008                                            $ 50,000
            Feb 5, 2009                                            $ 62,500
            Feb 5, 2010                                            $ 75,000
            Feb 5, 2011 and each
            year thereafter until
            production commences                                   $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

         The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

         Prior to the completion of the feasibility study, the Company has the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. The Company also has the option o purchase 50% of the 1% royalty for $500,000.

         The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies Pescio against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

         The Company paid the first lease payment of $15,000 on June 1, 2004.

d)       Wilson Peak Property

         Schedule of lease payments:

               Due Date                                                Amount

            June 5, 2004                                               $ 15,000
            Feb 5, 2005                                                $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
            year thereafter until
            production commences                                       $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

         The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

         Prior to the completion of the feasibility study, the Company has the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. The Company also has the option o purchase 50% of the 1% royalty for $500,000.

         The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies Pescio against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

         The Company paid the first lease payment of $15,000 on June 1, 2004.

e)       Other

         During the quarter ended June 30, 2004, the Company incurred and additional $21,283 for filing fees pertaining to the above claims.

NOTE 4 - NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of $85,000 in notes payable to former officers of the Company as follows: $15,000 originally due on October 18, 2003, $25,000 is due on April 30, 2004; $30,000 is due on August 8, 2004; $7,500 is
due on November 13, 2004; and $7,500 is due on December 2, 2004. All the notes bear interest at 10% per annum. On March 19, 2004, the Company paid $42,500 as full settlement of these outstanding notes payable, related parties and accrued interest. As a result of this transaction, the Company has recognized a gain on extinguishments of debt of $49,309, which has been recorded directly to stockholders' deficit since this settlement was with related parties.

NOTE 5 - NOTES PAYABLE

On March 5, 2004, the Company borrowed $650,000 from an unrelated third party. Under the terms of the promissory note, interest accrues at an annual rate of 8% per annum with principal and accrued interest due and payable on July 5, 2004. Subsequent to June 30, 2004, the due date of the $650,000 note has been extended to January 5, 2005. In addition, on April 27, 2004 the Company borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of

NOTE 6 - STOCKHOLDERS' DEFICIT

In March 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 4,200,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. The payment for these shares was received in April 2004.


NOTE 7 - DISCONTINUED OPERATIONS

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

Salty's revenues were $1,415 and $3,337 the period starting January 1, 2004 to March 19, 2004, and for the six months ended June 30, 2003, respectively. The results of operations of Salty's have been reported separately as discontinued operations.

Actual net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004 and the six months ended June 30, 2003 was $871 and ($5,142), respectively. The gain on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties.

The following is a summary of the net assets of Salty's at March 19, 2004:

                                                         March 19, 2004
                                                        ----------------
Assets:
      Cash                                              $        6,068
                                                        ----------------
Total assets                                            $        6,068
                                                        ----------------

Liabilities:
      Accounts payable                                  $        1,371
      Accrued expenses                                           1,005
                                                        ----------------
Total liabilities                                       $        2,376
                                                        ----------------

Net assets of discontinued operations                   $        3,692
                                                        ================


The gain on the disposition of Salty's of $1,418 was calculated as the difference in the value of the stock returned of $5,110 and the net assets of Salty's of $3,692.

NOTE 8 - RELATED PARTY TRANSACTIONS

         a) As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims.

         b) During the quarter ended June 30, 2004, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $11,768 of which $4,708 related to mining exploration and the remaining $7,060 related to was charged to general administrative activities.

         c) Also during the same quarter, the Company incurred consulting fees for services rendered by a company wholly owned by Mr. Stanley Keith, a Director of the Company, totaling $3,325 of which $2,450 related to mining exploration and the remaining $875 related to was charged to general administrative activities.




NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2004, the Company changed it name to Tornado Gold International Corp.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, carrying amount of mining claims, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the recoverability of the amount reported for mining claims.

OVERVIEW

We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we acquired 255,510,000 (5,110,200 pre-split) shares of our common stock from Earl T. Shannon and Steven W. Hudson in exchange for 80 shares of common stock of Salty's Warehouse, Inc. As a result of this transaction, we no longer own Salty's Warehouse, Inc. We have returned the 255,510,000 (5,110,200 pre-split) shares of our common stock.

We are undertaking a different business focus under our new management, which is the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others. As of May 31, 2004, we entered into agreements to acquire interests in certain mining properties in Nevada from Pescio Exploration, which is owned by Carl Pescio, one of our directors.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents totaling $87,957 as of June 30, 2004 and prepaid expenses and other current assets of $9,567 as of that date, making our total current assets $97,524. We also had mining assets of $81,283, making our total assets were $178,807 as of June 30, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan.

As of June 30, 2004, we had current liabilities of $901,941 which were represented by $7,116 in accounts payable, and $894,825 in notes payable. We had commitments as of June 30, 2004 to make payments on our mining claims as described in Note 3 of our financial statements.

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

As of June 30, 2004 we had a net working capital deficit of $804,417 as compared to $88,158 as of December 31, 2003. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note due July 5, 2004 that bears interest at 8% per annum. Subsequently, the due date was extended to January 5, 2005. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. On March 19, 2004, we made a payment of $42,500 to certain note holders, who were our former officers, and they agreed to forgive the remaining aggregate sum of $42,500, plus accrued interest that was due to them. Also in March 2004, we redeemed 45,890,000 (917,800 pre-split) of the shares owned by our outgoing management in exchange for $570,000.

Net cash used for operating activities was $104,616 for the six months ended June 30, 2004 compared to $25,194 for the six months ended June 30, 2003. As of June 30, 2004, we have cash of $87,957 and prepaid expenses and other current assets of $9,567. Since we have no current source of revenue, our only source of cash is from the sale of debt or equity instruments.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. In March 2004, we had a change of management under which we are undertaking a different business focus, which is the identification and acquisition of potential gold mining properties for resale to others. However, due to the change in our business plan, we plan to raise additional capital which we hope will be sufficient to fund all or our general and administrative expenses for the next twelve months.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

NET REVENUE - We have realized no revenues for the three months ended June 30, 2004. We will be unable to generate revenues until we obtain the necessary financing to develop these mining claims for possible production or resale and to acquire other producing properties.

EXPENSES - For the three months ended June 30, 2004, our total operating expenses were $63,309 of which $9,988 were specifically related to mining exploration, and $16,121 in interest expense, making our net loss for the three month period ending June 30, 2004 a total of $79,430. This is in comparison to our operating expenses of $24,145 for the three months ended June 30, 2003, income from operations of discontinued operations of $424, making our net loss $23,721. Our expenses for the three months ended June 30, 2004 are higher than those for the same period ended in 2003, which is due to the transition to our new business plan. In March 2004, we underwent a change of management; our prior management received our former operating subsidiary, and our new management is in the process of acquiring interests in properties exhibiting the potential for mining operations as part of our new business plan, which accounts for the changes in our operating expenses. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and transfer those property interests to others.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

NET REVENUE - We have realized no revenues for the three months ended June 30, 2004. We will be unable to generate revenues until we begin our contemplated operations which the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others.

EXPENSES - For the six months ended June 30, 2004, our total operating expenses were $104,339, of which $9,988 were specifically related to mining exploration, and $21,665 in interest expense, and $871 in income from operations of discontinued operations, making our net loss for the six month period ending June 30, 2004 a total of $125,133. This is in comparison to our operating expenses of $48,872 for the six months ended June 30, 2003, loss from operations of discontinued operations of $5,142, making our net loss $54,014. Our losses and expenses in for the six months ended June 30, 2004 are higher than those for the same period ended in 2003, which is due to the transition to our new business plan as described herein. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and transfer those property interests to others.

Mining Claims.  The properties we hold claims to are described below:

                             NTGREEN GOLD PROPERTY

The NTGreen gold property is located in central Lander County, Nevada about 30 miles southwest of the town of Battle Mountain. The property is connected with Battle Mountain via an interstate highway, paved roads, good gravel roads, and finally a system of unimproved, dirt roads. We hold a total of 12 unpatented lode mining claims in the form of an option agreement with the claimant, Carl Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

Upper Paleozoic sedimentary rocks are exposed in an erosional window beneath Tertiary volcanic rocks. The Paleozoic rocks exhibit the characteristics of gold-bearing rocks in the nearby Cortez mining district where Placer Dome Mining Company is mining several large gold ore deposits between 4 and 8 miles from the NTGreen property. One of Placer Dome's major mines, the Pipeline Mine, is traversed by a fault structure that continues onto the NTGreen property. Placer Dome reported the area that includes the NTGreen property and their own active mines and exploration properties contains a "gold endowment of at least 34 million ounces". Placer Dome is a former operator of the NTGreen property, but no data from their exploration work is in our hands. Low levels of gold as well as associated trace elements are documented from the property by limited surface sampling done by Mr. Pescio.

The NTGreen property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl Pescio did only limited work on the property and no work has been done by us. Indications are that an extensive gold system is present on the property that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. Discovery of potentially economic gold values we believe will be followed by development of a reserve and, eventually, mining.


                           GOODWIN HILL GOLD PROPERTY

The Goodwin Hill gold property is located in east central Lander County, Nevada about 60 miles south of the town of Battle Mountain and about 20 miles northeast of the town of Austin. A good gravel county road, connecting to Battle Mountain and Austin, traverses the property. We hold a total of 92 unpatented lode mining claims in the form of an option agreement with the claimant, Carl Pescio. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% NSR net smelter royalty by the payment of $1,500,000 per one percent.

The property is centered on a small hill of Paleozoic limestone surrounded by alluvium recent gravels that obscure the basement rocks. Geophysical studies by Kennecott Mining Company, the former operator, have reportedly indicated that the basement rocks are at a shallow depth beneath the gravels in some areas on the property. The limestone outcrop is along the northeast projection of a dome-like feature that exposes Paleozoic rocks of the lower plate of the Roberts Mountains Thrust Fault. These rocks are known to be the host rocks for very large gold deposits 25 to 45 miles to northeast in the Carlin and Cortez mining districts. Igneous rocks that are believed to by the source of gold intrude an altered siltstone that is exposed just to the south of the property. Work by the previous operator, Kennecott has reportedly encountered low level gold and elevated levels of arsenic and other trace elements known to be associated with gold. Shallow drilling in the gravels over the geophysically determined shallow basement rocks reportedly encountered low level gold and associated elements in the basement rocks.

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by the Carl Pescio or by Tornado Gold International. However, an extensive gold system is reportedly indicated by the work of Kennecott that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies are planned to develop drill targets. Drilling will investigate these targets. If we discover potentially economic gold values we believe the property will be ready for development of a reserve and, eventually, mining.



                            WILSON PEAK GOLD PROPERTY

The Wilson Peak property is located in Elko County, Nevada about 70 miles north of the town of Elko and about 20 miles north of the town of Tuscarora. Paved highways connect to a good gravel county road that traverses the property. We hold a total of 61 unpatented lode mining claims in the form of an option agreement with the claimant, Carl Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

The property is on the west flank of the Bull Run Mountains and covers an area of Tertiary volcanic rocks containing elevated gold values extending for a length of at least 2 miles. This area has been investigated by previous operators, including Newmont Mining Company, Teck Resources, Euro-Nevada Mining Corporation, and Freeport-McMoRan Gold Company. These previous operators performed surface sampling and drilling. In addition to elevated gold values, associated trace elements such as arsenic and mercury are present in elevated amounts.

The Wilson Peak property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl Pescio did no work on the property and no work has been done by us. Indications are that an extensive gold system is present on the property that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these target. If we discover potentially economic gold values on the property, we believe the property will then be ready for the development of a reserve and, eventually, mining.


                                HMD GOLD PROPERTY

The HMD gold property is located in Eureka County, Nevada, about 30 miles southwest of the town of Carlin. An interstate highway, paved roads and good gravel roads connect the property with Carlin. We hold a total of 32 unpatented lode mining claims in the form of an option agreement with the claimant, Carl Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

The HMD property is within a geologic feature called the Northern Nevada Rift, that also contains such active projects as the operating Ken Snyder Mine at Midas and the Ivanhoe Project being developed by Hecla Mining Company. Recently mined deposits along the Northern Nevada Rift include the Mule Canyon Mine, about 1 million ounces of gold pre-mining resource, 20 miles to the northwest and the Buckhorn Mine, about 500,000 ounces of gold pre-mining resource, 10 miles to the southeast. Near the range front of the Cortez Range, the property covers a distinct vein of quartz along a fault structure. The structure can be followed for a length of at least one mile and is probably more extensive under gravel cover. The vein is more than 50 feet thick in places along the structure. Shallow drilling by previous operators, including Homestake Mining Company, reportedly encountered significant intervals of subeconomic gold and surface samples reportedly contain as much as 0.1 ounces gold per ton.

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by Carl Pescio or by Tornado Gold International. However, an extensive gold system is reportedly indicated by the work done by Homestake that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. We hope to discover potentially economic gold values, which we believe will be followed by development of a reserve and, eventually, mining.


OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

As a result of the disposition of Salty's on March 19, 2004, we have no ongoing revenue-generating operations.

We are now undertaking a different business focus under our new management, which is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. During the quarter ended June 30, 2004, we have acquired $81,283 in mining assets.

On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 at an annual interest rate of 8%. Subsequent to June 30, 2004, the due date of this $650,000 note has been extended to January 5, 2005. On April 27, 2004, we borrowed $225,000 from the same unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%.

We have cash of $87,957 as of June 30, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our officers and directors will pay our expenses is based on the fact they own approximately 70% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than investigating properties to acquire. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS

We are not currently conducting any research and development activities, other than investigating properties to acquire. In the event that we expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease equipment.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2004, shareholders holding a majority of our outstanding common stock approved by written consent in lieu of a meeting on May 12, 2004, our change in name from Nucotec, Inc. to Tornado Gold International Corp., in accordance with the relevant sections of the Nevada Revised Statutes. The name change became effective on July 7, 2004 with the filing of a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State. Our purpose in changing our name was to reflect a change in our business focus.

ITEM 5. OTHER INFORMATION

None during the reporting period covered by this report. However, on July 13, 2004, we filed a Current Report on Form 8-K announcing that on July 7, 2004, we changed our name from Nucotec, Inc. to Tornado Gold International Corp., as described above.

On July 23, 2004, we filed a preliminary Information Statement on Schedule 14C regarding our upcoming increase in authorized common stock from ten million (10,000,000) shares to one hundred million (10,000,000) shares. The increase in authorized common stock was approved on July 20, 2004, by unanimous approval of our Board of Directors. In addition, our officers and directors who hold a majority of our issued and outstanding common stock, approved the increase in authorized common stock by written consent in lieu of a meeting on July 20, 2004, in accordance with the relevant sections of Nevada Revised Statutes. The increase in authorized common stock will not be effective until we amend our Articles of Incorporation by filing a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State. We intend to file the Certificate of Amendment twenty days after a definitive Information Statement is first mailed to our shareholders. We hope that such a change will increase the total value of the corporation to our investors and better position us to take advantage possible future financings and acquisition opportunities, and other corporate purposes as the board of directors determines in its discretion to be in the best interest of the corporation, and which may include future stock splits, stock dividends or other distributions, future financings, acquisitions and stock options and other equity benefits under employee benefit plans. On August 2, our definitive Information Statement on Schedule 14C was filed.

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

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)

(b)  Reports on Form 8-K

(1) On April 14, 2004, we filed a Current Report on Form 8-K announcing that on April 1, 2004, Earl W. Abbott, Carl A. Pescio and Stanley B. Keith have taken their positions on our Board of Directors, the date that was ten days after the Schedule 14f-1 was mailed to our shareholders. Mr. Abbott is also our president, chief financial officer and secretary.

(2) On April 27, 2004, we filed a Current Report on Form 8-K announcing that on April 13, 2004, our Board of Directors approved a 50 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 49 shares for each share of common stock outstanding as of the record date. Our intent of the stock split is to increase the marketability and liquidity of our common stock and hopefully increase the value of our common stock. The dividend was payable on April 27, 2004 for shareholders of record on April 26, 2004. After the split, the total number of our issued and outstanding shares of common stock totaled 6,600,000 shares. Our common stock will continue to be $0.001 par value. Fractional shares were rounded upward.

(3) On June 1, 2004, we filed a Current report on Form 8-K announcing that effective May 27, 2004, we dismissed Stonefield Josephson, Inc. which audited the our financial statements for the fiscal years ended December 31, 2003 and 2002, and engaged Jonathon P. Reuben, CPA to act as our independent chartered accountants. On June 4, 2004, we amended that report to include the exhibit required by Item 4.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TORNADO GOLD INTERNATIONAL CORP.



August 13, 2004             By: /s/ Earl W. Abbott
                            -----------------------------------------
                            Earl W. Abbott
                            President, Chief Executive Officer, Chief Financial
                            Officer, Treasurer and Secretary