Form 10QSB
period 2004-09-30
Tornado Gold International Corp
filed 2004-11-18
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock outstanding as of November 15, 2004 was 45,012,000.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                                      PAGE
                                                                                     NUMBER
PART I.    FINANCIAL INFORMATION                                                        3

Item 1.    Financial Statements                                                         3

           Balance Sheet as of September 30, 2004 (unaudited)                           3

           Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)          4

           Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)                    5

           Notes to Financial Statements (unaudited)                                  6-14

Item 2.    Management's Discussion and Analysis or Plan of Operations                  15

Item 3.    Controls and Procedures                                                     19

PART II.   OTHER INFORMATION                                                           21


Item 1.    Legal Proceedings                                                           21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                 21

Item 3.    Defaults Upon Senior Securities                                             21

Item 4.    Submission of Matters to a Vote of Security Holders                         21

Item 5.    Other Information                                                           21

Item 6.    Exhibits                                                                    21

SIGNATURES                                                                             22

CERTIFICATIONS                                                                         --

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  BALANCE SHEET


                                                                    SEPTEMBER 30,
                                                                        2004
                                                                 --------------------
                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                  $            30,443
      Deposits                                                                 1,395
                                                                 --------------------
TOTAL CURRENT ASSETS                                                          31,838

MINING CLAIMS                                                                 89,305
                                                                 --------------------
TOTAL ASSETS                                                     $           121,143
                                                                 ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable, including $6,213 to related party        $             7,736
      Notes payable, including accrued interest of $37,468                   912,468
                                                                 --------------------
TOTAL CURRENT LIABILITIES                                                    920,204
                                                                 --------------------
COMMITMENTS AND CONTINGENCIES                                                      -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 45,012,000 shares issued and outstanding                  45,012
      Additional paid-in capital                                              18,885
      Accumulated deficit                                                   (862,958)
                                                                 --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                 (799,061)
                                                                 --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $           121,143
                                                                 ====================









                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          -----------------------------      ------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,  SEPTEMBER 30,
                                                              2004            2003               2004            2003
                                                          -------------   -------------      -------------   --------------
                                                           (unaudited)     (unaudited)        (unaudited)     (unaudited)
NET REVENUE                                               $          -    $          -       $          -    $           -

OPERATING EXPENSES
    Mining exploration expenses                                 31,425               -             41,413                -
    General and administrative expenses                         26,859          20,698            121,210           69,570
                                                          -------------   -------------      -------------   --------------
                                                                58,284          20,698            162,623           69,570
                                                          -------------   -------------      -------------   --------------

LOSS FROM OPERATIONS                                           (58,284)        (20,698)          (162,623)         (69,570)
                                                          -------------   -------------      -------------   --------------

OTHER INCOME (EXPENSE)
    Interest expense                                           (17,643)              -            (39,308)               -

                                                          -------------   -------------      -------------   --------------
TOTAL OTHER INCOME (EXPENSE)                                   (17,643)              -            (39,308)               -
                                                          -------------   -------------      -------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                                (75,927)        (20,698)          (201,931)         (69,570)

PROVISION FOR INCOME TAXES                                           -               -                  -                -
                                                          -------------   -------------      -------------   --------------
NET LOSS FROM CONTINUING OPERATIONS                            (75,927)        (20,698)          (201,931)         (69,570)
                                                          -------------   -------------      -------------   --------------

DISCONTINUED OPERATONS:
    Income (loss) from operations of discontinued operations         -             363                871           (4,779)
                                                          -------------   -------------      -------------   --------------
                                                                     -             363                871           (4,779)
                                                          -------------   -------------      -------------   --------------

NET LOSS                                                  $    (75,927)   $    (20,335)      $   (201,060)   $     (74,349)
                                                          =============   =============      =============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                                 $      (0.00)   $      (0.00)      $      (0.00)   $       (0.00)
    Discontinued operations                                      (0.00)          (0.00)             (0.00)           (0.00)
                                                          -------------   -------------      -------------   --------------
                                                          $      (0.00)   $      (0.00)      $      (0.00)   $       (0.00)
                                                          =============   =============      =============   ==============
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                   45,012,000    2,071,916,000       629,411,328    2,071,916,000
                                                          =============   =============      =============   ==============




                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                                                            NINE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                                                       2004                  2003
                                                                                 -----------------    --------------------
                                                                                   (unaudited)            (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                          $       (201,931)    $           (69,570)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Net income (loss) from discontinued operations                                        871                  (4,779)
        Value of options granted for services                                               4,540                       -
    Changes in:
      Accounts receivable                                                                      52                      58
      Inventory                                                                               680                       -
      Prepaid expenses and other current assets                                            (1,395)                    202
      Accounts payable and accrued expenses                                                43,075                  14,255

                                                                                 -----------------    --------------------
Net cash used in operating activities                                                    (154,108)                (59,834)
                                                                                 -----------------    --------------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of mining claims                                                             (89,305)                      -
                                                                                 -----------------    --------------------
Net cash used in investing activities                                                     (89,305)                      -
                                                                                 -----------------    --------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                           875,000                       -
    Proceeds from notes payable, related party                                                  -                  55,000
    Payment on note payable, related party                                                (42,500)                      -
    Repurchase of shares of common stock                                                 (570,000)                      -
    Proceeds from issuance of common stock                                                 10,000                       -
    Transfer of Salty's Warehouse, Inc's cash balance at date of disposition               (6,068)                      -
                                                                                 -----------------    --------------------
Net cash provided by financing activities                                                 266,432                  55,000
                                                                                 -----------------    --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       23,019                  (4,834)

CASH AND CASH EQUIVALENTS, Beginning of period                                              7,424                  10,113
                                                                                 -----------------    --------------------

CASH AND CASH EQUIVALENTS, End of period                                         $         30,443     $             5,279
                                                                                 =================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                $              -     $                 -
                                                                                 =================    ====================
    Income taxes paid                                                            $              -     $                 -
                                                                                 =================    ====================

NONCASH INVESTING AND FINANCING ACTIVITIES

    On March 19, 2004, the Company paid $42,500 as full settlement on notes due its former officers totaling $91,809. The difference of $49,309 was credited to additional paid in capital.




                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION

Tornado Gold International Corp (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). Prior to the plan of reorganization which occurred on March 19, 2004(see Note 2 below), the Company through its subsidiary, Salty's Warehouse, Inc. sold various home and automobile electronic equipment, computer accessories and supplies. The Company is currently investing in mining properties for future development and production (See Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------
The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Certain 2003 amounts have been reclassified in order to conform with 2004 Classifications.

Stock Splits
------------
On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.8181818 for 1 stock split (rounded by the transfer agent to 6.82:1). The accompanying financial statements have been retroactively restated to present the effect of these two stock splits.


Basis of Presentation
---------------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the nine-months ended September 30, 2004 from continuing operations of $201,931, and at September 30, 2004 had a negative working capital of $888,366 and had a stockholders' deficit of $799,061. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

PLAN OF REORGANIZATION
-----------------------
On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 1,742,578,200 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott
W. Bodenweber redeemed 312,969,800 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000 (the "Sale"). The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 28,644,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.

Cash and Cash Equivalents
-------------------------
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2004. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Stock Options
-------------
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the nine-months ended September 30, 2004 and 2003:




                                                       2004            2003
                                                   -------------  -------------
  Net loss
    As reported                                    $    (201,060) $    (74,349)
    Compensation recognized under APB 25                       -             -
    Compensation recognized under SFAS 123                     -      (425,000)
                                                   -------------  -------------
               Pro forma                           $   (201,060)  $   (499,349)
                                                   =============  ============

  Basic and diluted loss per common share

    As reported                                    $      (0.00)  $      (0.00)
    Pro forma                                      $      (0.00)  $      (0.00)



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

In March 2004, the Company issued 20,460,000 (60,000 pre-split) options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations. The fair value was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

Loss Per Share
--------------
The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2004 and 2003 were 20,460,000 (60,000 pre-split) and 852,500,000 (2,500,000 pre-split), respectively, stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.


NOTE 3 - MINING CLAIMS

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of the leases are as follows:

a) HMD Property

         Schedule of lease payments:

               Due Date                                                Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            Feb 5, 2005                                                $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company will pay additional land acquisition and filing fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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


b) NT Green Property

         Schedule of lease payments:

               Due Date                                                Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            Feb 5, 2005                                                $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company will pay additional land acquisition and filing fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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


c)       Goodwin Hill Property

         Schedule of lease payments:

               Due Date                                                Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            Feb 5, 2005                                                $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company will pay additional land acquisition and filing fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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


d) Wilson Peak Property

         Schedule of lease payments:

               Due Date                                                Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            Feb 5, 2005                                                $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company will pay additional land acquisition and filing fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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

e) Other Claims

         In June 2004, the Company acquired 125 mining claims from the Bureau of Land Management for $21,283, which includes the costs of filing fees and other related acquisition costs.


NOTE 4 - NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of $85,000 in notes payable due to former officers of the Company. On March 19, 2004, the Company paid $42,500 as full settlement of these outstanding notes payable, related parties and accrued interest. As a result of this transaction, the Company has recognized a gain on extinguishments of debt of $49,309, which has been recorded to contributed capital since the settlement was with related parties.

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


NOTE 6 - STOCKHOLDERS' DEFICIT

In March 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 28,644,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. The payment for these shares was received in April 2004.

On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.8181818 for 1 stock split (rounded to 6.82 by the transfer agent). In addition, the Company increased it authorized shares to 100,000,000.


NOTE 7 - DISCONTINUED OPERATIONS

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 1,742,578,200 (5,110,200 pre-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. As a result of this transaction, the operations of Salty's has been shown as a discontinued operation in the accompanying financial statements.

Salty's revenues were $1,415 and $4,944 the period starting January 1, 2004 to March 19, 2004, and for the nine months ended September 30, 2003, respectively. The results of operations of Salty's have been reported separately as discontinued operations.

Net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004 and the nine months ended September 30, 2003 was $871 and ($4,779), respectively. The gain on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties.

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

b) During the nine months ended September 30, 2004, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $20,518 of which $7,507 related to mining exploration and the remaining $13,011 related to management and other consulting services and was charged to general administrative activities.

c) Also during the nine months ended September 30, 2004, the Company incurred consulting fees for services rendered by a company wholly owned by Mr. Stanley Keith, a Director of the Company, totaling $5,008 of which $3,361 related to mining exploration and the remaining $1,647 related to management and consulting services and was charged to general administrative activities.

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


OVERVIEW

We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we acquired 1,742,578,200 (5,110,200 pre-split) shares of our common stock from Earl T. Shannon and Steven W. Hudson in exchange for 80 shares of common stock of Salty's Warehouse, Inc. As a result of this transaction, we no longer own Salty's Warehouse, Inc. We have returned the 1,742,578,200 (5,110,200 pre-split) shares of our common stock to treasury for cancellation.

We are undertaking a different business focus under our new management, which is the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others. As of May 31, 2004, we entered into agreements to acquire interests in certain mining properties in Nevada from Pescio Exploration, which is owned by Carl Pescio, one of our directors.

RESULTS OF OPERATIONS




Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003
------------------------------------------------------------------------------

NET REVENUE - We have realized no revenues for the three months ended September 30, 2004. We will be unable to generate revenues until we begin our contemplated operations with the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others.

EXPENSES - For the three months ended September 30, 2004, our total operating expenses were $58,284 of which $31,425 was specifically related to mining exploration and $26,859 related to general and administrative expenses. During the three-months ended September 30, 2004, we accrued $17,643 in interest expense on notes payable totaling $875,000. No interest has been paid on these notes during the quarter.

Of the $31,425 that we incurred in our mining operations during the three-months ended September 30, 2004, $6,800 related to geological studies of which $2,800 was paid to our President. The remaining $24,625 was paid to the Bureau of Land Management for the annual leasing of our four properties. Of the $26,859 that we incurred in general and administrative expenses, $5,950 was paid to our president for management services, $13,397 was incurred for professional services relating to the preparation and filing of last quarter's Form 10-QSB and the preparation and reporting of our 6.8181 stock split, rent expense of $4,185, and travel expenses which were reimbursed to our President totaling $1,251.

Our net loss for the three month period ending September 30, 2004 totaled $75,927. This is in comparison to our operating expenses of $20,698 which we incurred during the three months ended September 30, 2003. Income from discontinued operations during the three-months ended September 30,2003 amounted to $363, making our net loss $20,335. Our expenses for the three months ended September 30, 2004 are higher than those for the same period ended in 2003 due to the transition to our new business plan. In March 2004, we underwent a change of management; our prior management received our former operating subsidiary, and our new management has acquired interests in properties exhibiting the potential for mining operations as part of our new business plan, which accounts for the changes in our operating expenses. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
-------------------------------------------------------------------------------

NET REVENUE - We have realized no revenues for the nine months ended September 30, 2004. We will be unable to generate revenues until we begin our contemplated operations with the identification, acquisition and resale of properties exhibiting the potential for gold mining operations by others.


EXPENSES - For the nine months ended September 30, 2004, our total operating expenses were $162,623, of which $41,413 was related to our mining exploration, and $121,210 was related to general and administrative expenses. Interest expensed during the nine-months ended September 30, 2004 totaled $39,308 of which $37,468 was related to interest accrued on notes payable of $875,000, and $1,840 was related to accrued interest on loans due former officers of the Company. Of the $41,413 incurred in our mining operation, $16,788 was incurred in geological studies, of which $7,507 was paid to our President, $3,361 was paid to a company wholly owned by a Director, and the remaining $5,920 was paid to two independent geologists. The remaining $24,625 was paid to the Bureau of Land Management for the annual leases of our four mining properties.

Of the $121,210 incurred in general and administrative expenses during the nine-month period ended September 30, 2004, $13,011 was paid to our President and $1,646 was paid to a company wholly owned by a Director for management services, $86,109 was incurred in professional fees relating the audit of our 2003 financial statements, preparation and filings of our Form 10-KSB for 2003, preparation and filings of our Form 10-QSB's and Form 8-K's for 2004 and contracts and other filings relating to our April 2004 reorganization and subsequent name change, stock split and other related matters, $4,185 in rent, $3,169 was paid to our stock transfer agent, and $3,489 was reimbursed to our President for travel expenses. The remaining $9,601 related to other administrative expenses including printing, office supplies, and delivery.

During the nine-months ended September 30, 2004, we had $871 in income from discontinued operations, making our net loss for the nine month period ending September 30, 2004 a total of $201,060. This is in comparison to our net loss for the nine months ended September 30, 2003 of $74,349 of which $69,570 was incurred in general and administrative expense and $4,779 from discontinued operations. Our losses and expenses for the nine months ended September 30, 2004 are higher than those for the same period ended in 2003, which is due to the transition to our new business plan as described herein. We anticipate that we will continue to incur significant claim acquisition and development expenses, general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and transfer those property interests to others.

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


LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents totaling $30,443 as of September 30, 2004 and a security deposit on our office lease of $1,395, making our total current assets $31,838. We also had mining assets of $89,305, making our total assets $121,143 as of September 30 , 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan.

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

As of September 30, 2004 we had a net working capital deficit of $888,366 as compared to $88,158 as of December 31, 2003. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note due January 5, 2005 that bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. On March 19, 2004, we made a payment of $42,500 to certain note holders, who were our former officers, and they agreed to forgive the remaining aggregate sum of $42,500, plus accrued interest that was due to them. Also in March 2004, we redeemed 312,886,363 (917,800 pre-split) of the shares owned by our outgoing management in exchange for $570,000.

Net cash used in operating activities was $154,108 for the nine months ended September 30, 2004 compared to $59,834 for the nine months ended September 30, 2003.

Since we have no current source of revenue, our only source of cash is from the issuance of debt or equity instruments.

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

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

After the disposition of Salty's on March 19, 2004, we discontinued our previous operations.

We are now undertaking different business operations under our new management, which is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. During the quarter ended September 30, 2004, we have acquired $89,305 in mining assets.

On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 at an annual interest rate of 8%. During the quarter ended September 30, 2004, the due date of this $650,000 note has been extended to January 5, 2005. On April 27, 2004, we borrowed $225,000 from the same unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%.

We have cash of $30,443 as of September 30, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our officers and directors will pay our expenses is based on the fact they own approximately 63% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Note 3 to the financial statements included elsewhere in this Form 10-QSB.


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


Part II.   OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

None


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2004, a majority of our shareholders voted to increase our authorized common stock from ten million (10,000,000) shares to one hundred million (100,000,000) shares. The vote was conducted without a meeting and by written consent as permitted by the Nevada Revised States. The number of shares voted in favor of this action was 4,200,000 out of 6,600,000 or 63.6%.-


ITEM 5.    OTHER EVENTS

None


ITEM 6.    EXHIBITS


REGULATION
S-B NUMBER            EXHIBIT

   3.1       Articles of Incorporation (1)
   3.1.1     Certificate of Amendment to Articles of Incorporation (2)
   3.2       Bylaws (1)
   10.1      Plan of Reorganization and Acquisition, dated May 10, 2002 (1)
   10.2      Yahoo! Store Merchant Service Agreement (1)
   10.3      Promissory Note for Steven W. Hudson, executed October 18, 2002 (1)
   10.4      Promissory Note for Earl T. Shannon, executed October 18, 2002 (1)
   10.5      Commission Agreement with International Yacht Collection, dated
             May 11, 2000 (1)
   10.6      Promissory Note for Steven W. Hudson, executed October 18, 2002 (1)
   10.7      Promissory Note for Earl T. Shannon, executed October 18, 2002 (1)
    31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
    32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)

(2)  Incorporated by reference from our Form 8-K filed on August 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TORNADO GOLD INTERNATIONAL CORP.



November 15, 2004       By:      /s/ Earl W. Abbott
                                 ----------------------------------
                                 Earl W. Abbott
                                 President, Chief Financial Officer
                                 and Secretary