Form 10KSB
period 2004-12-31
Tornado Gold International Corp
filed 2005-04-19
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from             to
                                                 -----------    ----------------

Commission File Number: 000-50146

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


               8600 Technology Way, Suite 118, Reno, Nevada 89521
               --------------------------------------------------
                    (Address of principal executive offices)

                                  775-852-3770
                                  ------------
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 13, 2005, there were 45,012,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   (X) Yes    ( ) No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's net revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 8, 2005, approximately $17,175,900.

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

Transitional Small Business Disclosure format (check one):

                      ( )  Yes          (X)   No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated in Nevada as Nucotec, Inc. on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. We disposed of that asset in March 2004 as described herein. We changed our name to Tornado Gold International Corp., in July 2004.

OUR BUSINESS. Subsequent to the period covered by this report, our new management has undertaken to change our business focus. Prior to March 2004, we operated through our subsidiary, Salty's Warehouse, as described below.

Under our new management, we have begun acquiring low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our new management will help us operate successfully: Earl W. Abbott, our officer and director, has extensive data and program management experience; Stanley B. Keith, one of our directors, has data and technical advisory experience; and Carl A. Pescio, also one of our directors, has `on-the-ground' prospecting and property knowledge.

In particular, Stanley B. Keith has developed what we believe to be a new and unique technological approach for exploration of certain types of gold deposits; we hope to use this approach to identify suitable properties. Mr. Keith's approach has been developed over a twenty year period and has been applied to a large, world-wide database that links specific geochemical signatures of these types of gold deposits.

We will seek to acquire only properties that exhibit these characteristics. We believe that using this methodology can enable us to eliminate properties that would turn out to contain lower quality gold deposits. Utilizing this geochemical screening methodology, we will seek to operate a successful property acquisition program that eliminates higher risk properties.

On May 31, 2004, we entered into four preliminary agreements with a company wholly owned by Mr. Carl A. Pescio one of our directors, to lease four mining properties. As of April 5, 2005 we finalized those agreements, giving us rights to four properties in Nevada that meet our preliminary screening criteria and have begun to undertake our more detailed evaluation process. In addition, we are actively seeking additional properties; our technical team currently has about 30 such properties on a `watch list' for acquisition.

MINING CLAIMS. The properties we hold claims to are described below. Maps of these properties are located on our website at www.tornadogold.com.
                                               -------------------

NTGREEN GOLD PROPERTY. The NTGreen gold property is located in central Lander County, Nevada about 30 miles southwest of the town of Battle Mountain. The property is connected with Battle Mountain via an interstate highway, paved roads, good gravel roads, and finally a system of unimproved, dirt roads. We hold a total of 12 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before May 15, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

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

The NTGreen property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl A. Pescio did only limited work on the property and no work has been done by us. Indications are that an extensive gold system is present on the property that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. Discovery of potentially economic gold values we believe will be followed by development of a reserve and, eventually, mining.

Schedule of lease payments:

         Due Date                                                Amount

         June 5, 2004                                            $ 15,000
         May 15, 2005                                            $ 22,500
         Feb 5, 2006                                             $ 30,000
         Feb 5, 2007                                             $ 37,500
         Feb 5, 2008                                             $ 50,000
         Feb 5, 2009                                             $ 62,500
         Feb 5, 2010                                             $ 75,000
         Feb 5, 2011 and each year thereafter until
         production commences                                    $100,000

Upon completion of a bankable feasibility study and payments totaling $105,000, we will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Mr. Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

We will pay additional land acquisition and filling fees on the property. We are committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. We have the option to pay Mr. Pescio $10 per foot committed to and not drilled.

Prior to the completion of the feasibility study, we have the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. We also have the option to purchase 50% of the 1% royalty for $500,000.

We shall be responsible for all environmental liabilities and reclamation costs we create and indemnify Mr. Pescio against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

We paid the first lease payment of $15,000 on June 1, 2004.

GOODWIN HILL GOLD PROPERTY. The Goodwin Hill gold property is located in east central Lander County, Nevada about 60 miles south of the town of Battle Mountain and about 20 miles northeast of the town of Austin. A good gravel county road, connecting to Battle Mountain and Austin, traverses the property. We hold a total of 92 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before May 15, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% NSR net smelter royalty by the payment of $1,500,000 per one percent.

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

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by the Carl A. Pescio or by Tornado Gold International. However, an extensive gold system is reportedly indicated by the work of Kennecott that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies are planned to develop drill targets. Drilling will investigate these targets. If we discover potentially economic gold values we believe the property will be ready for development of a reserve and, eventually, mining.

Schedule of lease payments:

               Due Date                                            Amount

            June 5, 2004                                           $ 15,000
            May 15, 2005                                           $ 22,500
            Feb 5, 2006                                            $ 30,000
            Feb 5, 2007                                            $ 37,500
            Feb 5, 2008                                            $ 50,000
            Feb 5, 2009                                            $ 62,500
            Feb 5, 2010                                            $ 75,000
            Feb 5, 2011 and each year thereafter
            until production commences                             $100,000

Upon completion of a bankable feasibility study and payments totaling $105,000, we will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Mr. Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

We will pay additional land acquisition and filling fees on the property. We are committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. We have the option to pay Mr. Pescio $10 per foot committed to and not drilled.

Prior to the completion of the feasibility study, we have the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. We also have the option o purchase 50% of the 1% royalty for $500,000.

We shall be responsible for all environmental liabilities and reclamation costs we create and indemnify Mr. Pescio against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

We paid the first lease payment of $15,000 on June 1, 2004.

WILSON PEAK GOLD PROPERTY. The Wilson Peak property is located in Elko County, Nevada about 70 miles north of the town of Elko and about 20 miles north of the town of Tuscarora. Paved highways connect to a good gravel county road that traverses the property. We hold a total of 61 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before May 15, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

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

The Wilson Peak property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl A. Pescio did no work on the property and no work has been done by us. Indications are that an extensive gold system is present on the property that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. If we discover potentially economic gold values on the property, we believe the property will then be ready for the development of a reserve and, eventually, mining.

Schedule of lease payments:

        Due Date                                                  Amount

       June 5, 2004                                               $ 15,000
       May 15, 2005                                               $ 22,500
       Feb 5, 2006                                                $ 30,000
       Feb 5, 2007                                                $ 37,500
       Feb 5, 2008                                                $ 50,000
       Feb 5, 2009                                                $ 62,500
       Feb 5, 2010                                                $ 75,000
       Feb 5, 2011 and each year thereafter
       until production commences                                 $100,000

Upon completion of a bankable feasibility study and payments totaling $105,000, we will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Mr. Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

We will pay additional land acquisition and filling fees on the property. We are committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. We have the option to pay Mr. Pescio $10 per foot committed to and not drilled.

Prior to the completion of the feasibility study, we have the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. We also have the option o purchase 50% of the 1% royalty for $500,000.

We shall be responsible for all environmental liabilities and reclamation costs we create and indemnify Mr. Pescio against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

We paid the first lease payment of $15,000 on June 1, 2004.

HMD GOLD PROPERTY. The HMD gold property is located in Eureka County, Nevada, about 30 miles southwest of the town of Carlin. An interstate highway, paved roads and good gravel roads connect the property with Carlin. We hold a total of 32 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before May 15, 2005 and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006 followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

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

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by Carl A. Pescio or by Tornado Gold International. However, an extensive gold system is reportedly indicated by the work done by Homestake that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. We hope to discover potentially economic gold values, which we believe will be followed by development of a reserve and, eventually, mining.

Schedule of lease payments:

           Due Date                                                Amount

        June 5, 2004                                               $ 15,000
        May 15, 2005                                               $ 22,500
        Feb 5, 2006                                                $ 30,000
        Feb 5, 2007                                                $ 37,500
        Feb 5, 2008                                                $ 50,000
        Feb 5, 2009                                                $ 62,500
        Feb 5, 2010                                                $ 75,000
        Feb 5, 2011 and each year thereafter
        until production commences                                 $100,000

Upon completion of a bankable feasibility study and payments totaling $105,000, we will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Mr. Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

We will pay additional land acquisition and filling fees on the property. We are committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. We have the option to pay Mr. Pescio $10 per foot committed to and not drilled.

Prior to the completion of the feasibility study, we have the right to purchase 2% of the 4% production royalty for $1,500,000 for each percentage point. We also have the option to purchase 50% of the 1% royalty for $500,000.

We shall be responsible for all environmental liabilities and reclamation costs we create and indemnify Mr. Pescio against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

We paid the first lease payment of $15,000 on June 1, 2004.

INTELLECTUAL PROPERTY. We use the trade names of Tornado Gold International Corp. We also own the domain name and content of our website, located at www.tornadogold.com. We depend on our management's expertise in assessing potential property acquisitions, and as such, our business depends on that proprietary information.

COMPETITION. In the United States there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and availability of funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest. Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on our ability to attract talent from the mining field and our ability to fund our operations. There is no assurance that our mineral expansion plans will be realized.

GOVERNMENT REGULATION. We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state and local regulations controlling the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact on wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide not to proceed with exploration on any of our mineral properties.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.
Our Research and Development. We are not currently conducting any research and development activities, other than property explorations and assessments. None of these costs are borne by our customers, however.

EMPLOYEES. We do not have any employees other than our officer, Dr. Abbott. We anticipate entering into an employment agreement with him in the near future. We believe that our relations with this employee are good. We are not a party to any collective bargaining agreements.

FACILITIES. As of December 31, 2004, our executive, administrative and operating offices were located at 3941 Amador Way, Reno, NV, 89502. We recently moved our offices to 8600 Technology Way, Suite 118, Reno NV 89521.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

PROPERTY HELD BY US. As of the dates specified in the following table, we held the following property:

========================== ========================= =========================
PROPERTY                       DECEMBER 31, 2004         DECEMBER 31, 2003
-------------------------- ------------------------- -------------------------
Cash                                   $53,141                  $7,424
-------------------------- ------------------------- -------------------------
Other current asset                    $1,395                    $228
-------------------------- ------------------------- -------------------------
Mining claims                          $122,151                   n/a
========================== ========================= =========================

A detailed description of our mining claims in included in Item 1.

OUR FACILITIES. As of December 31, 2004, our offices our executive, administrative and operating offices were located at 3941 Amador Way, Reno, NV, 89502. We recently moved our offices to 8600 Technology Way, Suite 118, Reno NV 89521.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

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

As of January 31, 2005, we began participating in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "TOGI". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of April 15, 2005, our stock has only been thinly traded.

On August 25, 2004, we filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada to effectuate an increase in our authorized stock to 100,000,000 shares of common stock. As of April 15, 2005, there were 45,012,000 shares of our common stock were issued and outstanding held by seventeen record holders of our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock, other than those described herein.

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

EQUITY COMPENSATION PLANS. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 5,000,000 shares of common stock were authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. There were 2,500,000 options were originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan was terminated and all options issued under the stock option plan shall be cancelled excepting 60,000 stock options shall remain outstanding; the post-split equivalent is 20,460,000 shares.

The following information applies as of December 31, 2004.

------------------------------- -------------------------------- --------------------------------- --------------------------------
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE PRICE   NUMBER OF SECURITIES REMAINING
                                    ISSUED UPON EXERCISE OF          OF OUTSTANDING OPTIONS,        AVAILABLE FOR FUTURE ISSUANCE
                                 OUTSTANDING OPTIONS, WARRANTS        WARRANTS AND RIGHTS(B)          UNDER EQUITY COMPENSATION
                                        AND RIGHTS (A)                                                  (EXCLUDING SECURITIES
                                                                                                      REFLECTED IN COLUMN (A))
------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans                 20,460,000                          $.00044                            n/a
approved by security holders
------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not                  0                               n/a                               n/a
approved by security holders
------------------------------- -------------------------------- --------------------------------- --------------------------------
Total                                     20,460,000                          $.00044                            n/a
------------------------------- -------------------------------- --------------------------------- --------------------------------

On April 15, 2005, we have adopted our 2005 stock option plan to compensate our directors as follows:

Earl W. Abbott: up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource (1) of at least 1.5 million ounces of gold or gold-equivalent (2) and if financing can be arranged; the exercise price of these options will be $1.00 per share.

Stanley B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall according to the same mining project schedule as above.

(1) Drill-indicated resource means a deposit that has been investigated and measured through industry-standard geologic and engineering methods, but that has not had a positive feasibility study performed.

(2) Gold equivalent means the value of gold and other metals expressed as gold ounces at the price of gold and the other metals at the time of acquisition.

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

STOCK SPLITS. On April 13, 2004, our Board of Directors approved a 50 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 49 shares for each share of common stock outstanding as of the record date. Our intent of the stock split was to increase the marketability and liquidity of its common stock and hopefully increase the value of its common stock. The dividend was payable on April 27, 2004 for shareholders of record on April 26, 2004. After the split, the total number of our issued and outstanding shares of common stock was 6,600,000 shares. Our common stock continues to be $0.001 par value. Fractional shares were rounded upward.

On August 18, 2004, our Board of Directors approved a 6.81818 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 5.81818 shares for each share of common stock outstanding as of the record date. Our intent of the stock split was to increase the marketability and liquidity of our common stock and hopefully increase the value of its common stock. The dividend was payable on August 31, 2004 for shareholders of record on August 30, 2004. After the split, the total number of our issued and outstanding shares of common stock was 45,012,000 shares. Our common stock continues to be $0.001 par value. Fractional shares were rounded upward. This action was facilitated by the change to our Articles of Incorporation, increasing the our authorized stock to 100,000,000 shares of common stock, which was given effect on August 25, 2004 by filing a certificate of amendment with the Nevada Secretary of State.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

MINING COSTS

Our second critical accounting policy pertains to the accounting of costs associated with our mining operations. We charged all explorations costs to operations. Costs associated with the acquisition and leasing of our properties are capitalized.

OVERVIEW. We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc., which sells consumer electronics products and other name brand consumer products over the Internet.

On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we disposed of our operating asset, Salty's Warehouse, Inc., when our prior management departed. Under our new management, we undertook a different business focus: the identification and acquisition of properties exhibiting the potential for gold mining operations by others. On July 7, 2004, we changed our name from Nucotec, Inc. to Tornado Gold International Corp. to reflect our new business focus. The name change was approved on May 12, 2004, by unanimous approval of our Board of Directors. In addition, shareholders holding a majority of our outstanding common stock approved those actions by written consent in lieu of a meeting on May 12, 2004, in accordance with the relevant sections of the Nevada Revised Statutes.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $53,141 as of December 31, 2004 and a security deposit on our office lease of $1,395, making our total current assets $54,536. We also had mining assets of $122,151, making our total assets $176,687 as of December 31, 2004. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

On April 30, 2003, we borrowed a total of $25,000 from our former officers, Earl
T. Shannon and Steven W. Hudson ($12,500 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on April 30, 2004. On August 8, 2003, we borrowed a total of $30,000 from Earl T. Shannon and Steven W. Hudson ($15,000 from each), pursuant to promissory notes requiring us to repay the principal and interest accrued at the rate of 10% on August 8, 2004. On November 12, 2003, we borrowed $7,500 from Earl T. Shannon, one of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on November 12, 2004. On December 1, 2003, we borrowed $7,500 from Steven W. Hudson, one of our officers and directors at the time, pursuant to a promissory note requiring us to repay the principal and interest accrued at the rate of 10% on December 1, 2004. All of these notes and accrued interest were settled on March 19, 2004 for $42,500. The gain on the settlement of these notes and accrued interest of $49,309 has been recorded directly to stockholders' deficit.

As of December 31, 2004 we had a net working capital deficit of $981,013 as compared to $88,158 of December 31, 2003. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005 and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 shares of our common stock.

Net cash used in operating activities was $199,590 for the year ended December 31, 2004 compared to $72,689 for the year ended December 31, 2003.

Since we have no current source of revenue, our only source of cash is from the issuance of debt or equity instruments.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. In March 2004, we had a change of management under which we plan to undertake a different business focus, which is the identification and acquisition of potential gold mining properties for resale to others. However, due to the change in our business plan, we must raise additional capital in order to have resources sufficient to fund all or our general and administrative expenses for the next twelve months.

RESULTS OF OPERATIONS.

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31,
2003.
---------------------------------------------------------------------------

REVENUE. We have realized no revenues for the year ended December 31, 2004. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator. This is in comparison to the year ended December 31, 2003, where we did generate $5,846 in revenues while operating under our former business plan.

OPERATING EXPENSES. For the year ended December 31, 2004, our total operating expenses were $203,859 of which $51,388 was specifically related to mining exploration and $152,471 related to general and administrative expenses. During the year ended December 31, 2004, we accrued $57,873 in interest expense on notes payable totaling $975,000. No interest has been paid on these notes during the quarter.

Of the $51,388 that we incurred in our mining operations during the year ended December 31, 2004, $26,763 related to geological studies of which $17,482 was paid to our President for his technical consulting services to us. The remaining $24,625 was paid to the Bureau of Land Management for the annual leasing of our four properties. Of the $152,471 that we incurred in general and administrative expenses, $18,786 was paid to our president for management services, $102,820 was incurred for accounting and legal professional services relating to the preparation and filing our application for listing on the Over the Counter Bulletin Board and reporting obligations, rent expense of $13,095, and travel expenses which were reimbursed to our President totaling $8,768.

This is in comparison to the year ended December 31, 2003, where we had $68,496 in general and administrative expense, which also represented our total operating expenses. The increase in our operating expenses, and loss from operations and net loss is due to the change in our business operations.

NET INCOME (LOSS). Our loss from operations for the year ended December 31, 2004 totaled $203,859. With our interest expense of $57,873, and income from discontinued operations of $871, our net loss was $260,861. This is in comparison to the year ended December 31, 2003, where we had operating expenses of $68,496. We also had $4,662 in interest expenses which we incurred during the year ended December 31, 2003. Loss from discontinued operations during the year ended December 31, 2003 amounted to $5,162, making our net loss $78,320.

Our expenses and net losses for the year ended December 31, 2004 are higher than those for the same period ended in 2003 due to the transition to our new business plan. In March 2004, we underwent a change of management; our prior management received our former operating subsidiary, and our new management has acquired interests in properties exhibiting the potential for mining operations as part of our new business plan, which accounts for the changes in our operating expenses. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. After the disposition of Salty's on March 19, 2004, we discontinued our previous operations. Our current business is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. During the year December 31, 2004, we have acquired $122,151 in mining assets.

On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 and extended to April 15, 2005 at an annual interest rate of 8%. On April 27, 2004, we borrowed $225,000 from the same unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%. In November 2004, we borrowed $100,000 from the same unrelated third party, which is due and payable on demand; this note also accrues interest at an annual rate of 8%, and in February 2005 we borrowed an additional $50,000 on the same terms from the same party. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271 was owed with accrued interest, converted to 1,104,271 shares of our common stock.

We have cash of $53,141 as of December 31, 2004. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. Our belief that our officers and directors will pay our expenses is based on the fact they own approximately 26% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements required by Item 7 are presented in the following order:


                        Tornado Gold International Corp.
                              Financial Statements
                     Years Ended December 31, 2004 and 2003









                                    Contents

                                                                           Page

Independent Auditors' Report:

     Report of Independent Registered Public Accounting Firm for 2004       F-1


     Report of Independent Registered Public Accounting Firm for 2003       F-2

Financial Statements:
     Balance Sheet as of December 31, 2004                                  F-3
     Statements of Operations for the years
          ended December 31, 2004 and 2003                                  F-4
     Statement of Stockholders' Deficit for
          the years ended December 31, 2004 and 2003                        F-5
     Statements of Cash Flows for the years
          ended December 31, 2004 and 2003                                  F-6
     Notes to Financial Statements                                          F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Tornado Gold International Corp. (formerly Nucotec, Inc.)
Reno, Nevada

We have audited the accompanying balance sheet of Tornado Gold International, Inc. (formerly Nucotec, Inc.) as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tornado Gold International Corp. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has no established source of material revenue, has incurred a net loss from continuing operations of $ 260,861, and at December 31, 2004 had a negative working capital of $ 981,013 and had a stockholders' deficit of $ 858,862, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Jonathon Reuben
Certified Public Accountant

Torrance, California
April 14, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Tornado Gold International Corp. (formerly Nucotec, Inc.)
Reno, Nevada

We have audited the consolidated statements of operations, stockholders' deficit and cash flows of Tornado Gold International, Inc. (formerly Nucotec, Inc.) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tornado Gold International Corp. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has no established source of material revenue, has incurred a net loss of $78,320 for the year ended December 31, 2003 and at December 31, 2003 had a negative working capital of $88,158 and had a stockholders' deficit of $88,158, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Stonefield Josephson, Inc.
Certified Public Accountants

Santa Monica, California
May 18, 2004

                        TORNADO GOLD INTERNATIONAL CORP.
                            (FORMERLY NUCOTEC, INC.)
                                  BALANCE SHEET


                                                                    DECEMBER 31,
                                                                        2004
                                                                   -------------

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                    $     53,141
      Deposits                                                            1,395

                                                                   -------------
TOTAL CURRENT ASSETS                                                     54,536

MINING CLAIMS                                                           122,151

                                                                   -------------
TOTAL ASSETS                                                       $    176,687
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                             $      4,516
      Notes payable (including accrued interest of $56,033)           1,031,033

                                                                   -------------
TOTAL CURRENT LIABILITIES                                             1,035,549
                                                                   -------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 45,012,000 shares issued and outstanding             45,012
      Additional paid in capital                                         18,885
      Accumulated deficit                                              (922,759)
                                                                   -------------
TOTAL STOCKHOLDERS' DEFICIT                                            (858,862)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    176,687
                                                                   =============


    The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (FORMERLY NUCOTEC, INC.)
                            STATEMENTS OF OPERATIONS




                                                           YEARS ENDED
                                                 -------------------------------
                                                   DECEMBER 31,    DECEMBER 31,
                                                      2004             2003
                                                 --------------   --------------


NET REVENUE                                      $           -    $           -

OPERATING EXPENSES
     Mining exploration expenses                        51,388                -
     General and administrative expenses               152,471           68,496
                                                 --------------   --------------
                                                       203,859           68,496
                                                 --------------   --------------

LOSS FROM OPERATIONS                                  (203,859)         (68,496)
                                                 --------------   --------------

OTHER INCOME (EXPENSE)
     Interest expense                                  (57,873)          (4,662)

                                                 --------------   --------------
TOTAL OTHER INCOME (EXPENSE)                           (57,873)          (4,662)
                                                 --------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                      (261,732)         (73,158)

PROVISION FOR INCOME TAXES                                   -                -

                                                 --------------   --------------
NET LOSS FROM CONTINUING OPERATIONS                   (261,732)         (73,158)
                                                 --------------   --------------

DISCONTINUED OPERATONS:
     Income (loss) from operations
     of discontinued operations                            871           (5,162)
                                                 --------------   --------------
                                                           871           (5,162)
                                                 --------------   --------------

NET LOSS                                         $    (260,861)   $     (78,320)
                                                 ==============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED
     Continuing operations                       $       (0.00)   $       (0.00)
     Discontinued operations                             (0.00)           (0.00)
                                                 --------------   --------------
                                                 $       (0.00)   $       (0.00)
                                                 ==============   ==============
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUTSTANDING - BASIC AND DILUTED        482,513,137     2,071,916,000
                                                 ==============   ==============




    The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (FORMERLY NUCOTEC, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                   ADDITIONAL
                                               COMMON STOCK                          PAID-IN        ACCUMULATED
                                                  SHARES            AMOUNT           CAPITAL          DEFICIT          TOTAL
                                              ------------------  -------------  -------------   --------------   ---------------
Balance, December 31, 2002                        2,071,916,000    $     6,076    $    17,424    $     (33,338)    $      (9,838)
                                                                                                                               -
Net loss                                                                                               (78,320)          (78,320)
                                              ------------------  -------------  -------------   --------------   ---------------
Balance, December 31, 2003                        2,071,916,000          6,076         17,424         (111,658)          (88,158)

Redemption of shares for Saltys                  (1,742,578,200)        (5,110)                          1,418            (3,692)
Redemption of shares for cash                      (312,969,800)          (918)       (17,424)        (551,658)         (570,000)
Issuance of shares for cash                          28,644,000             84          9,916                             10,000
Gain on settlement of notes                                                            49,309                             49,309
Fair value of options granted to consultants                                            4,540                              4,540
Reallocation due to stock splits                                        44,880        (44,880)                                 -
Net loss                                                                                              (260,861)         (260,861)
                                              ------------------  -------------  -------------   --------------   ---------------
Balance, December 31, 2004                           45,012,000   $     45,012    $    18,885    $    (922,759)    $    (858,862)
                                              ==================  =============  =============   ==============   ===============






    The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (FORMERLY NUCOTEC, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED
                                                                   ----------------------------------------
                                                                     DECEMBER 31,          DECEMBER 31,
                                                                         2004                  2003
                                                                   -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                             $       (261,732)    $          (73,158)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Value of options granted for services                                  4,540
   Changes in:
     Accounts receivable                                                         52                     58
     Inventory                                                                  680                      -
     Prepaid expenses and other current assets                               (1,395)                   (26)
     Accounts payable and accrued expenses                                   58,420                  5,599
                                                                   -----------------    -------------------
Net cash used in operating activities                                      (199,435)               (67,527)
                                                                   -----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mining claims                                               (122,151)                     -

                                                                   -----------------    -------------------
Net cash used in investing activities                                      (122,151)                     -
                                                                   -----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                              975,000                      -
   Proceeds from notes payable, related party                                     -                 70,000
   Payment on note payable, related party                                   (42,500)                     -
   Repurchase of shares of common stock                                    (570,000)                     -
   Proceeds from issuance of common stock                                    10,000                      -
   Transfer of Salty's Warehouse, Inc's cash
      balance at date of disposition                                         (6,068)                     -
                                                                   -----------------    -------------------
Net cash provided by financing activities                                   366,432                 70,000
                                                                   -----------------    -------------------
NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS                        44,846                  2,473

NET LOSS FROM DISCONTINUED OPERATIONS                                           871                 (5,162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         45,717                 (2,689)

CASH AND CASH EQUIVALENTS, Beginning of year                                  7,424                 10,113
                                                                   -----------------    -------------------

CASH AND CASH EQUIVALENTS, End of year                             $         53,141     $            7,424
                                                                   =================    ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                   $              -     $                -
                                                                   =================    ===================
   Income taxes paid                                               $              -     $                -
                                                                   =================    ===================



    The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 1 - ORGANIZATION

         ORGANIZATION

         Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). Prior to the plan of reorganization (see Note 2 below) which occurred on March 19, 2004, the Company through its subsidiary, Salty's Warehouse, Inc. sold various home and automobile electronic equipment, computer accessories and supplies. The Company is currently exploring certain mining properties for future development and production (See Note3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended December 31, 2004 from continuing operations of $261,732, and at December 31, 2004 had a negative working capital of $981,013 and had a stockholders' deficit of $858,862. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         o In March 2004, the Company borrowed $650,000 from an unrelated third party, which was used to redeem the shares of the Company's former management. This loan matures on April 15, 2005 when the full principal and accrued interest becomes due.

         o In April 2004, the Company borrowed $225,000 from an unrelated third party to use as working capital. This loan and accrued interest are due upon demand.

         o In November 2004, the Company borrowed $100,000 from an unrelated third party to use as working capital. This loan matures on April 15, 2005 when the full principal and accrued interest becomes due.

         o In February 2005, the Company borrowed $50,000 from an unrelated third party to use as working capital. This loan matures on April 15, 2005 when the full principal and accrued interest becomes due.

         Management is currently negotiating with the note holder the conversion of the indebtedness due, including accrued interest, in exchange for shares of the Company's common stock (see Note 10_ - Subsequent events).

         STOCK SPLIT

         On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. The accompanying financial statements have been retroactively restated to present the effect of these two stock splits.


         PLAN OF REORGANIZATION

         On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 1,742,578,200 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. Earl T. Shannon, Steven
         W. Hudson, and Scott W. Bodenweber further agreed to redeem 312,969,800 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000. The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 28,644,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.


         STOCK BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

                                                            2004             2003
                                                       --------------  ---------------
         Net loss
           As reported     $                                 (260,861) $      (78,320)
           Compensation recognized under APB 25                     -               -
           Compensation recognized under SFAS 123                   -        (425,818)
                                                       --------------  ---------------
                      Pro forma                        $     (260,861) $     (504,138)
                                                       =============== ==============

         Basic and diluted loss per common share:
           As reported                                 $       (0.00)  $       (0.00)
           Pro forma                                   $       (0.00)  $       (0.00)

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003: risk-free interest rate of 5.5%; dividend yields of and 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years.

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

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain of the Company's financial instruments, including cash, deposits, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

         REVENUE RECOGNITION

         The Company accounted for revenues from its Salty's Warehouse, Inc. subsidiary pursuant to SAB 101 -"Revenue Recognition" and EITF 99-19 -"Reporting Revenue Gross as a Principal versus Net as an Agent." Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

         THE COMPANY HAS NOT GENERATED ANY REVENUE FROM ITS MINING OPERATIONS.

         MINING COSTS

         Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. Costs associated with exploring the acquired property are charged to operations.


         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         LOSS PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2004 and 2003 were 20,460,000 (60,000 pre-split) and 852,500,000 (2,500,000 pre-split), respectively, stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

         RECLASSIFICATION

         Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

         In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and 67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the financial statements, if new stock options are issued.

NOTE 3 - MINING CLAIMS

         On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of the leases are as follows:

         HMD PROPERTY

         Schedule of lease payments:

               Due Date                                                Amount

            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, the title to the property will transfer to the Company and all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

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

         NT GREEN PROPERTY

         Schedule of lease payments:

               Due Date                                      Amount

            June 5, 2004                                    $ 15,000
            May 15, 2005                                    $ 22,500
            Feb 5, 2006                                     $ 30,000
            Feb 5, 2007                                     $ 37,500
            Feb 5, 2008                                     $ 50,000
            Feb 5, 2009                                     $ 62,500
            Feb 5, 2010                                     $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                          $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, the title to the property will transfer to the Company and all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

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

         GOODWIN HILL PROPERTY

         Schedule of lease payments:

               Due Date                                                Amount

            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            Feb 5, 2006                                                $ 30,000
            Feb 5, 2007                                                $ 37,500
            Feb 5, 2008                                                $ 50,000
            Feb 5, 2009                                                $ 62,500
            Feb 5, 2010                                                $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, the title to the property will transfer to the Company and all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

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

         WILSON PEAK PROPERTY

         Schedule of lease payments:

               Due Date                                         Amount

            June 5, 2004                                        $ 15,000
            May 15, 2005                                        $ 22,500
            Feb 5, 2006                                         $ 30,000
            Feb 5, 2007                                         $ 37,500
            Feb 5, 2008                                         $ 50,000
            Feb 5, 2009                                         $ 62,500
            Feb 5, 2010                                         $ 75,000
            Feb 5, 2011 and each
              year thereafter until
              production commences                              $100,000

         Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, the title to the property will transfer to the Company and all subsequent payments will convert into advance minimum royalty payments that are deductible against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

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

         As of December 31, 2004 and for the year then ended, the Company incurred $122,151 in acquisition costs and $51,388 in exploration costs. All of the properties held are located in the state of Nevada. The Company has recently commenced its exploration of its properties and has yet to determine whether any of its properties are commercially viable. In order for the Company to complete its analysis, additional funding is required.


NOTE 4 - NOTES PAYABLE, RELATED PARTIES

         Notes payable, related parties at December 31, 2003 consisted of $85,000 in notes payable to former officers of the Company as follows:
         $15,000 originally due on October 18, 2003, $25,000 is due on April 30, 2004; $30,000 is due on August 8, 2004; $7,500 is due on November 13, 2004; and $7,500 is due on December 2, 2004. All the notes bear interest at 10% per annum. On March 19, 2004, the Company paid $42,500 as full settlement of these outstanding notes payable, related parties and accrued interest. As a result of this transaction, the Company has recognized a gain on extinguishments of debt of $49,309, which has been recorded directly to stockholders' deficit since this settlement was with related parties.

NOTE 5 - NOTES PAYABLE

         Notes payable at December 31, 2004 consist of the following:

                Promissory  Note dated  March 5, 2004 due to New  Regent  Industries
                     Limited.  The note is unsecured and accrues  interest at 8% per annum.  The  note  was  originally  due on July 5,  2004 and an
                     extension has been granted to April 15, 2005.                         $        650,000

                Promissory  Note dated April 27,  2004 due to New Regent  Industries
                     Limited.  The note is unsecured and accrues  interest at 8% per
                     annum.  The note is payable upon demand.                                       225,000

                Promissory  Note dated  March 21,  2005 (fund  actually  received in
                     November 2004) due to New Regent Industries  Limited.  The note is  unsecured  and accrues  interest at 8% per annum.  The note
                     is due on April 15, 2005.                                                      100,000
                                                                                          ------------------
                                                                                                    975,000
                Add: accrued interest                                                                56,033
                                                                                          ------------------

                Balance - December 31, 2004                                               $       1,031,033
                                                                                          ==================

NOTE 6 - STOCKHOLDERS' DEFICIT

         COMMON STOCK

         In March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 1,742,578,200 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc.

         In March 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 312,969,800 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000. The $570,000 was paid on March 19, 2004.

         In March 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 28,644,000 shares (84,000 pre-split shares) of common stock from the Company for $10,000. The payment for these shares was received in April 2004.

         On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. In addition, the Company increased it authorized shares to 100,000,000.


         STOCK OPTIONS:

         The following table summarizes the options outstanding:

                                                                                   Weighted-
                                                                    Stock           Average
                                                                    Option         Exercise
                                                                     Plan            Price
                                                               ---------------  ----------------
                  Balance, December 31, 2002                                 -  $            -
                     Granted                                       852,500,000  $         0.00
                                                               ---------------

                  Balance, December 31, 2003                       852,500,000  $         0.00
                      Canceled                                    (852,500,000) $         0.00
                      Granted                                       20,460,000  $         0.00
                                                               ---------------
                  Balance, December 31, 2004                        20,460,000  $         0.00
                                                               ===============
                  Exercisable, December 31, 2004                    20,460,000  $         0.00
                                                               ===============

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2004. The exercise price for all of the options outstanding is $0.00044.

         No compensation expense was recognized as a result of the issuance of stock options issued to employees of the Company in 2003. In March 2004, the Company issued 20,460,000 (60,000 pre-split) options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations.

         For options granted during the year ended December 31, 2004 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.00022 and the weighted-average exercise price of such options was $0.00044. No options were granted during the year ended December 31, 2004, where the exercise price was less than the stock price at the date of the grant or the exercise price was equal to the stock price at the date of grant.

         For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.00049 and the weighted-average exercise price of such options was $0.00073. No options were granted during the year ended December 31, 2003, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.


NOTE 7 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

                  Deferred tax assets:
                        Net operating loss                      $      123,000
                        Less valuation allowance                      (123,000)
                                                                --------------

                                                                $           --
                                                                ==============

         At December 31, 2004, the Company had federal net operating loss ("NOL") carryforwards of approximately $362,000. Federal NOLs could, if unused, begin to expire in 2017.

         The valuation allowance increased by $86,000 during 2004.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                              2004        2003
                                                            -------      ------
                   Federal income tax rate                   (34.0%)     (34.0%)
                   State tax, net of federal benefit            --          --
                   Loss for which no federal benefit was
                        received                              34.0%       34.0%
                                                            -------      ------
                   Effective income tax rate                   0.0%        0.0%
                                                            =======      ======

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 8 - DISCONTINUED OPERATION

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

         For the period from January 1, 2004 through March 19, 2004, and for the year ended December 31, 2003, Salty's revenues were $1,415 and $5,846, respectively. The results of operations of Salty's have been reported separately as discontinued operations.

         Actual net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004 and for the year ended December 31, 2003 were $871 and ($5,162), respectively. The gain on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties.

         The following is a summary of the net assets of Salty's at March 19, 2004:

                                                             March 19, 2004
                                                             --------------
                   Assets:
                         Cash                                 $       6,068
                                                              -------------
                   Total assets                               $       6,068
                                                              -------------

                   Liabilities:
                         Accounts payable                     $       1,371
                         Accrued expenses                             1,005
                                                              -------------
                   Total liabilities                          $       2,376
                                                              -------------

                   Net assets of discontinued operations      $       3,692
                                                              =============

         The gain on the disposition of Salty's of $1,418 was calculated as the difference in the value of the stock returned of $5,110 and the net assets of Salty's of $3,692.



NOTE 9 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2004, the Company had the following transactions with related parties:

         o As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims.

         o The Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $36,268 of which $17,482 related to mining exploration and the remaining $18,786 related to was charged to general administrative activities. In addition, the Company reimbursed Mr. Abbott for travel expenses totaling $9,470.

         o The Company incurred consulting fees for services rendered by a company wholly owned by Mr. Stanley Keith, a Director of the Company, totaling $5,007 of which $3,361 related to mining exploration and the remaining $1,646 related to was charged to general administrative activities.


NOTE 10 - SUBSEQUENT EVENTS

         The Company is currently in negotiations with its Management to redeem a total of 22,654,000 shares of the Company's common stock held by them at a price per share of $.000349 totaling $7,906. In addition, the Company is negotiating with the note holder to convert the total indebtedness due including accrued interest into shares of the Company's common stock. The actual conversion rate is currently being negotiated.

         The Company is in the process of establishing a 2005 stock option plan to compensate its directors. Under the plan Mr. Earl Abbott is to be granted options to purchase up to 500,000 shares of the Company's common stock at $1.00 per share. Options to purchase 250,000 shares vest on December 15, 2005, and options to purchase the remaining 250,000 shares vest when the Company acquires a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent, and if financing can be arranged.

         Mr. Stanley Keith and Carl Pescio are to be granted options to purchased up to 250,,000 shares of the Company's common stock, each at $1.00 per share. The opions to purchase the 125,000 shares vest on December 15, 2005, and options to purchase the remaining125,000 shares vest when the Company acquires a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent, and if financing can be arranged.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
--------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following, which was previously reported:

On May 27, 2004, we dismissed Stonefield Josephson, Inc. which audited our financial statements for the fiscal years ended December 31, 2003 and 2002, with Jonathon P. Reuben, CPA to act as our new auditors. The reports of Stonefield Josephson, Inc. for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Stonefield Josephson, Inc. for these fiscal years was qualified with respect to uncertainty as to the Registrant's ability to continue as a going concern.

During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through May 27, 2004, the date of dismissal, there were no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, Inc. would have caused it to make reference to such disagreements in its reports.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION.

In November 2004, as described herein, we received $100,000 from an unrelated third party pursuant to the terms of a promissory note executed in March 2005. The note accrues interest at 8% per annum from the date the funds were received and is due April 15, 2005.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

As of December 31, 2004, our directors and executive officers were as follows:


NAME                  AGE      POSITION
----                  ---      ---------

Earl W. Abbott         63      President, Chief Financial Officer,
                               Secretary, Director
Carl A. Pescio         53      Director
Stanley B. Keith       56      Director

EARL W. ABBOTT, PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY, AND A DIRECTOR. Dr. Abbot was appointed as our President, Chief Financial Officer, Secretary and a Director in March 2004. Dr. Abbott is a senior geologist and Qualified Person with thirty-three years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2003 to the present, Dr. Abbott has been the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and from 1999 to present, Dr. Abbot has served as the president of King Midas Resources Ltd., a private Canadian company he founded which has acquired U.S. and Mexican gold properties. From 1982 to the Present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada & Utah. From 1978 to 1982 he was a district geologist for Energy Reserves Group, Inc. where he opened and managed the Reno District exploration office, and managed on more than twenty projects which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1985, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska, and from 1971 to 1975, Dr. Abbot was a project geologist for Continental Oil Company where he supervised uranium exploration rotary drilling programs in Wyoming.

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

CARL A. PESCIO, DIRECTOR. Carl A. Pescio is a geologist offering more than 30 years of experience in the mining resource sector. In 1974, Mr. Pescio graduated from the University of Nevada with a Bachelor of Science in Geology. After graduating Mr. Pescio joined Kennecott Copper Corp. as a geologist. Since 1975, Mr. Pescio has worked for numerous other natural resource companies in various positions including; Geologist, Chief Geologist, Geological Engineer, Mine Manager, and Vice President of Exploration. Mr. Pescio's tenure with Alta Gold between 1987-1991 as Vice-President of Mining and Exploration, led to his interest and focus on exploration for precious metal deposits in the Nevada gold trends. Since 1991, he has focused his efforts in acquiring properties with potential for deposits large enough to interest the major mining companies in the area. Currently, Mr. Pescio is the President of Pescio Exploration which owns approximately 45 properties, covering more than 20,000 hectares in Nevada. More than half of Pescio Exploration's properties are under lease and being explored by others. Mr. Pescio is also Vice-President of Exploration and a Director for Mill City International Corp. Mr. Pescio is not an officer or director of any other reporting company. Stanley B. Keith, Director. Stanley B. Keith is a geologist and geochemist with 25 years experience in minerals exploration. After graduating from the University of Arizona with a Master's degree in Geology in 1978, he worked for major companies such as Exxon Minerals and was a geologist for the Arizona Geological Survey. In 1983 he co-founded and continues to be the President of MagmaChem, LLC, offering highly skilled services to the exploration and mining industry. He has consulted for major mining companies, including Newmont, Barrick, BHP, Phelps-Dodge, AngloGold, and many others. Since 1993, he has worked with Dr. Earl W. Abbott on numerous gold projects in Nevada, especially the Carlin Trend. Mr. Keith is not an officer or director of any other reporting company.

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

Our current officers and directors were appointed on March 19, 2004. Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2004 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Conflicts of Interest. We believe that Messrs. Pescio and Keith may be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The following table sets forth the total compensation earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers for the fiscal years ended December 31, 2004 and December 31, 2003.

=================== ======= =================================== ========================================== =================
                                   ANNUAL COMPENSATION                    LONG TERM COMPENSATION
------------------- ------- ----------------------------------- ------------------------------------------ -----------------
     NAME AND        YEAR   SALARY   BONUS      OTHER ANNUAL               AWARDS               PAYOUTS       ALL OTHER
PRINCIPAL POSITION            ($)      ($)    COMPENSATION ($)                                               COMPENSATION
------------------- ------- -------- -------- ----------------- ------------------------------ ----------- -----------------
                                                                RESTRICTED      SECURITIES     LTIP
                                                                   STOCK        UNDERLYING     PAYOUTS
                                                                AWARDS ($)   OPTIONS/SARS (#)     ($)
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Earl W. Abbott,      2004     None     None          None           None            None           None          $36,268(1)
president,
secretary,
treasurer
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Earl T. Shannon,     2004    None     None          None           None            None           None           None
former president
secretary
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                     2003    None     None          None           None           28,000          None           None
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Steven W. Hudson,    2004    None     None          None           None            None           None           None
former secretary
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                     2003    None     None          None           None           24,000          None           None
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Scott W.             2004    None     None          None           None            None           None           None
Bodenweber,
former CFO
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                     2003    None     None          None           None           7,200           None           None
=================== ======= ======== ======== ================= ============ ================= =========== =================

1) Dr. Abbott received a total of $36,268 for consulting services, of which $17,482 relates to geological services and $18,786 relates to administrative services, In addition during 2004, Dr. Abbott was reimbursed $9,470 for travel and related expenses

STOCK OPTIONS. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 5,000,000 shares of common stock have been authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. The 2003 Stock Option Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2003 Stock Option Plan, options may be granted to our key employees, officers, directors or consultants.

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

There were 2,500,000 options originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan will terminate and all options issued under the stock option plan shall be cancelled except 60,000 (20,460,000 post-split) stock options shall remain outstanding on a pro rata basis among the holders as listed below pursuant to amended Stock Option Agreements.

Option Grants in 2003--Individual Grants

                NAME (1)               NUMBER OF      PERCENT OF TOTAL
                                      SECURITIES        OPTIONS/SARS
                                      UNDERLYING         GRANTED TO
                                     OPTIONS/SARS   EMPLOYEES IN FISCAL   EXERCISE OR BASE    EXPIRATION DATE
                                      GRANTED (#)           YEAR             PRICE ($/SH)
       ---------------------------   -------------   ------------------   -----------------   --------------
       Earl T. Shannon, President       9,820,800            48   %       $      0.00044/Sh     05/01/13
       Steven W. Hudson, Secretary      8,184,000            40   %       $      0.00044/Sh     05/01/13
       Scott W. Bodenweber, CFO         2,455,200            12   %       $      0.00044/Sh     05/01/13

 (1) This table reflects ownership and positions held as of December 31, 2003.

We issued 20,460,000 options (60,000 pre-split) to former employees in March 2004. There were no other option grants during the year ended December 31, 2004.

Compensation of Directors. Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. We anticipate entering into stock option agreements with:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth certain information regarding the shares of our outstanding Common Stock beneficially owned as December 31, 2004 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our Common Stock based upon 45,012,000 issued common shares.

================= ========================================= =================================== =================
TITLE OF CLASS    NAME AND ADDRESS  OF BENEFICIAL OWNER      AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS
                                                                          OWNER
----------------- ----------------------------------------- ----------------------------------- -----------------
Common Stock      Earl W. Abbott                                     14,322,000 shares               31.8%
                  8600 Technology Way, Suite 118, Reno NV    President, Secretary, Treasurer,
                  89521                                                  Director
----------------- ----------------------------------------- ----------------------------------- -----------------
Common Stock      Stanley B. Keith
                  8600 Technology Way, Suite 118, Reno NV            7,161,000 shares
                  89521                                                  Director                    15.9%
----------------- ----------------------------------------- ----------------------------------- -----------------
Common Stock      Carl A. Pescio
                  8600 Technology Way, Suite 118, Reno NV            7,161,000 shares
                  89521                                                  Director                    15.9%
----------------- ----------------------------------------- ----------------------------------- -----------------
Common Stock      All directors and named executive                                                  63.6%
                  officers as a group                               28,654,000 shares
================= ========================================= =================================== =================

CHANGES IN CONTROL. As of December 31, 2004, our management was not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, except for the following:

On April 15, 2005, our officers and directors agreed to redeem 22,654,000 of their shares for $7,909.25 or $.000349 per share. This includes 11,332,000 shares from Dr. Abbott, and 5,661,000 shares from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954.87, and Messrs. Pescio and Keith each received $1,975.69 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined us in March 2004. This transaction changes their ownership percentage from 63.7% to 26.8%. We also issued shares of our common stock to an unrelated third party who has loaned us an aggregate total of $1,025,000 since March 2004 to settle that debt. The number of shares issued was 1,104,271 or 4.7% of our current issued and outstanding common stock, which is represented by 1,025,000 shares for the principal owed and 79,271 for the interest that had accrued through April 15, 2005. This transaction changes our management's ownership percentage from 26.8% to 25.6%.

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber our former officers and directors at the time, agreed to have 255,510,000 (5,110,200 pre-split) of their shares redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. Earl T. Shannon, Steven W. Hudson, and Scott
W. Bodenweber agreed that 45,890,000 (917,800 pre-split) of their shares in us would be redeemed by us in exchange for $570,000. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber resigned as our officers. Earl W. Abbott was appointed as our President, Chief Financial Officer and Secretary. In addition, Dr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares of pre-split common stock from us. Dr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on our Board of Directors ten days after a Schedule 14f-1 was delivered to our shareholders.

The following table sets forth, as of April 15, 2005, certain information with respect to our equity securities owned of record or beneficially by (i) each our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and officers as a group. These totals reflect a total of 23,462,271 shares of our common stock that are issued and outstanding following the redemptions and issuances described above.

================= ========================================= =================================== ===============================
TITLE OF CLASS    NAME AND ADDRESS  OF BENEFICIAL OWNER      AMOUNT AND NATURE OF BENEFICIAL           PERCENT OF CLASS
                                                                          OWNER
----------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock      Earl W. Abbott                                     3,000,000 shares                       12.8%
                  8600 Technology Way, Suite 118, Reno NV    President, Secretary, Treasurer,
                  89521                                                  Director
----------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock      Stanley B. Keith                                   1,500,000 shares
                  8600 Technology Way, Suite 118, Reno NV
                  89521                                                  Director                            6.4%
----------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock      Carl A. Pescio
                  8600 Technology Way, Suite 118, Reno NV            1,500,000 shares
                  89521                                                  Director                            6.4%
----------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock      All directors and named executive                                                         25.6%
                  officers as a group                                6,000,000 shares
================= ========================================= =================================== ===============================

On April 15, 2005, we adopted our 2005 stock option plan to compensate our directors as follows:

Earl W. Abbott will be eligible to receive up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent and if financing can be arranged; the exercise price of these options will be $1.00 per share.

Stanley B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall according to the same mining project schedule as above.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

RELATED PARTY TRANSACTIONS.

On May 1, 2002, Salty's Warehouse bought back 10 shares of Salty's Warehouse each from Mark Shannon and Ronald Shannon for $30 per share, counting $290 in paid-in capital by each of them. At the time of this transaction, these shares represented 20% of the outstanding shares of Salty's Warehouse. These shares were cancelled by Salty's Warehouse.

Earl T. Shannon, Steven W. Hudson, Mark R. Shannon, Ronald J. Shannon are promoters of Salty's Warehouse as defined by the Securities and Exchange Commission. The only items of value they received from Salty's Warehouse are the stock they were issued by Salty's and any consideration they have received from sales of this stock. On July 16, 1998, Earl T. Shannon, Mark R. Shannon and Ronald Shannon each received 33.333 shares, representing in the aggregate 100% of Salty's Warehouse at par value for services rendered. The determination of the value of their services was made by Earl T. Shannon, Mark R. Shannon and Ronald Shannon as the shareholders of Salty's Warehouse. On March 15, 1999, they redistributed this stock such that Earl T. Shannon and Steven W. Hudson each received 40 shares and Mark R. Shannon and Ronald J. Shannon each received 10 shares. Subsequently Mark R. Shannon and Ronald J. Shannon each sold all of their shares back to Salty's Warehouse for $30 per share and Earl T. Shannon and Steven W. Hudson sold 80% of their shares to Nucotec in return for 456,000 Nucotec shares, representing 15% of the outstanding shares of Nucotec on a fully diluted basis.

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

As of December 31, 2003 on its website, Salty's Warehouse was advertising for sale a $7,800,000 yacht. International Yacht Collection, a yacht brokerage company, is the listing broker of this yacht. If the yacht sells through Salty's Warehouse, Salty's Warehouse will receive 1.25% of the selling price and International Yacht Collection will receive between 1%-6% of the selling price, dependent upon whether the yacht is sold by an International Yacht Collection agent, in which case International Yacht Collection will receive 3%-6% or by another unaffiliated agent, in which case International Yacht Collection will receive 1%-3%. In the future, Salty's Warehouse may offer for sale other products of International Yacht Collection on a similar basis. International Yacht Collection is owned by Harris W. Hudson, who is one of our stockholders as well as the father of our Secretary and director, Steven W. Hudson. The yacht is owned by Steven W. Hudson's parents. Additionally, Steven W. Hudson is the President and CEO of International Yacht Collection. Steven W. Hudson has advised us that he will not be personally receiving any commission from the sale of the yacht.

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

In addition, in March 2004, Earl W. Abbott, Carl A. Pescio and Stanley B. Keith collectively purchased 84,000 pre-split (28,654,000 post-split) shares of common stock from us for $10,000.

As discussed herein, we entered into agreements with a company owned by Mr. Carl
A. Pescio, one of our directors, to acquire mining claims. Preliminary forms of these agreements were entered into on May 31, 2004 and were finalized on April 5, 2005.

During the year ended December 31, 2004, we incurred consulting fees for services rendered by Dr. Earl W. Abbott, our President, totaling $36,268 of which $17,482 related to mining exploration and the remaining $18,786 related to was charged to general administrative activities.

Also during the year ended December 31, 2004, we incurred consulting fees for services rendered by a company wholly owned by Mr. Stanley Keith, one of our directors, totaling $5,007 of which $3,361 related to mining exploration and the remaining $1,646 related to was charged to general administrative activities.

On April 15, 2005, our officers and directors agreed to redeem 22,654,000 of their shares for $7,909.25 or $.000349 per share. This includes 11,332,000 shares from Dr. Abbott, and 5,661,000 shares from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954.87, and Messrs. Pescio and Keith each received $1,975.69 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined us in March 2004.

On April 15, 2005, we have adopted our 2005 stock option plan to compensate our directors as follows: Earl W. Abbott: up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource (as defined above) of at least 1.5 million ounces of gold or gold-equivalent (as defined above) and if financing can be arranged; the exercise price of these options will be $1.00 per share.

Stanley B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall according to the same mining project schedule as above.

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


ITEM 13.  EXHIBITS
------------------

3.1        Articles of Incorporation*
3.1.1      Certificate of Amendment to Articles of Incorporation **
3.1.2      Certificate of Amendment to Articles of Incorporation ***
3.2        Bylaws*
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443).
**  Filed with our report on Form 8-K filed July 7, 2004
*** Filed with our report on Form 8-K filed on August 31, 2004

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $16,500, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES. For the fiscal years ended December 31, 2004 and December 31, 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Reno, Nevada, on April 15, 2005.



                              Tornado Gold International Corp.,
                              a Nevada corporation


                              /s/ Earl W. Abbott
                              -------------------------------------------------
                              Earl W. Abbott
                              principal executive officer and financial officer president, treasurer secretary, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Earl W. Abbott                                      April 15, 2005
         --------------------------------------------
         Earl W. Abbott
Its:     principal executive officer and financial officer
         president, secretary, director


By:      /s/ Stanley B. Keith                                    April 15, 2005
         --------------------------------------------
         Stanley B. Keith
Its:     director



By:      /s/ Carl A. Pescio                                      April 15, 2005
         --------------------------------------------
         Carl A. Pescio
Its:     director