Form 10QSB
period 2005-03-31
Tornado Gold International Corp
filed 2005-05-16
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from               to
                                       ---------------  ---------------

                                    000-50146
                            (Commission file number)

                        TORNADO GOLD INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)

                     Nevada                            94-3409645
          (State or other jurisdiction                (IRS Employer
        of incorporation or organization)          Identification No.)

               8600 Technology Way, Suite 118, Reno, Nevada 89521
                    (Address of principal executive offices)

                                  775-852-3770
                           (Issuer's telephone number)

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

   The number of shares of common stock outstanding as of May 10, 2005 was 23,472,271.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Balance Sheet as of March 31, 2005 (unaudited)                   3

           Statements of Operations for the
           three months ended March 31, 2005 and 2004 (unaudited)           4

           Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)           5

           Notes to Financial Statements (unaudited)                        6

Item 2.    Management's Discussion and Analysis or Plan of Operations      15

Item 3.    Controls and Procedures                                         18

PART II.   OTHER INFORMATION                                               19


Item 1.    Legal Proceedings                                               19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3.    Defaults Upon Senior Securities                                 19

Item 4.    Submission of Matters to a Vote of Security Holders             19

Item 5.    Other Information                                               19

Item 6.    Exhibits                                                        20

SIGNATURES                                                                 21

CERTIFICATIONS                                                             22

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  BALANCE SHEET


                                                                  March 31,
                                                                    2005
                                                             ------------------
                                                                 (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                              $          26,887
      Deposits                                                           1,395

                                                             ------------------
TOTAL CURRENT ASSETS                                                    28,282

MINING CLAIMS                                                          165,465

                                                             ------------------
TOTAL ASSETS                                                 $          193,747
                                                             ==================


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                      $           17,551
      Notes payable (including accrued interest of $75,671)          1,100,671

                                                             ------------------
TOTAL CURRENT LIABILITIES                                            1,118,222
                                                             ------------------

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 45,012,000 shares issued and outstanding            45,012
      Additional paid in capital                                        18,885
      Accumulated deficit                                             (988,372)

                                                             ------------------
TOTAL STOCKHOLDERS' DEFICIT                                           (924,475)
                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $         193,747
                                                             ==================


   The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                           ----------------------------------------
                                                               March 31,            March 31,
                                                                 2005                  2004
                                                           ------------------   -------------------
(unaudited) (unaudited)

NET REVENUE                                                $               -    $                -

OPERATING EXPENSES
     Mining exploration expenses                                      17,850                     -
     General and administrative expenses                              28,125                41,030
                                                           ------------------   -------------------
                                                                      45,975                41,030
                                                           ------------------   -------------------

LOSS FROM OPERATIONS                                                 (45,975)              (41,030)
                                                           ------------------   -------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                (19,638)               (5,544)

                                                           ------------------   -------------------
TOTAL OTHER INCOME (EXPENSE)                                         (19,638)               (5,544)
                                                           ------------------   -------------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                                     (65,613)              (46,574)

PROVISION FOR INCOME TAXES                                                 -                     -

                                                           ------------------   -------------------
NET LOSS FROM CONTINUING OPERATIONS                                  (65,613)              (46,574)
                                                           ------------------   -------------------

DISCONTINUED OPERATONS:
     Income from operations of discontinued operations                     -                   871
                                                           ------------------   -------------------
                                                                           -                   871
                                                           ------------------   -------------------

NET LOSS                                                   $         (65,613)   $          (45,703)
                                                           ==================   ===================

NET LOSS PER SHARE - BASIC AND DILUTED
     Continuing operations                                 $           (0.00)   $            (0.00)
     Discontinued operations                                           (0.00)                (0.00)
                                                           ------------------   -------------------
                                                           $           (0.00)   $            (0.00)
                                                           ==================   ===================
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUTSTANDING - BASIC AND DILUTED                       45,012,000         1,804,631,955
                                                           ==================   ===================

  The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF CASH FLOWS



                                                                                             Three Months Ended
                                                                                  ------------------------------------------
                                                                                     March 31,               March 31,
                                                                                        2005                   2004
                                                                                  -----------------     --------------------
(unaudited) (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                           $        (65,613)     $           (46,574)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Net loss from discontinued operations                                                    -                      871
        Value of options granted for services                                                    -                    4,540
    Changes in:
      Accounts payable and accrued expenses                                                 32,673                    2,307

                                                                                  -----------------     --------------------
Net cash used in operating activities                                                      (32,940)                 (38,856)
                                                                                  -----------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining claims                                                              (43,314)                       -

                                                                                  -----------------     --------------------
Net cash used in investing activities                                                      (43,314)                       -
                                                                                  -----------------     --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                             50,000                  650,000
    Payment on note payable, related party                                                       -                  (42,500)
    Repurchase of shares of common stock                                                         -                 (570,000)
    Transfer of Salty's Warehouse, Inc's cash balance at date of disposition                     -                   (6,068)

                                                                                  -----------------     --------------------
Net cash provided by financing activities                                                   50,000                   31,432
                                                                                  -----------------     --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (26,254)                  (7,424)

CASH AND CASH EQUIVALENTS, Beginning of period                                              53,141                    7,424
                                                                                  -----------------     --------------------

CASH AND CASH EQUIVALENTS, End of period                                       $            26,887  $                     -
                                                                                  =================     ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                              $                 -  $                     -
                                                                                  =================     ====================
    Income taxes paid                                                          $                 -  $                     -
                                                                                  =================     ====================

  The accompanying notes are an integral part of these financial statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

Tornado Gold International Corp (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). Prior to the plan of reorganization (see Note 2 below) on March 19, 2004, the Company and its subsidiary, Salty's Warehouse, Inc. sold various home and automobile electronic equipment, computer accessories and supplies. The Company is currently investing in mining properties for future development and production (See Note3).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the three months ended March 31, 2005 of $65,613, and at March 31, 2005 had a negative working capital of $1,089,940 and had a stockholders' deficit of $924,475. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a) The Company plans to raise additional operating funds through equity or debt financing. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing.

b) The holders of the Company's notes payable recent converted all principal and accrued interest into shares of the Company's common stock

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Plan of Reorganization
----------------------

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 1,742,113,632 of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber to redeem 312,886,363 of their shares of the Company's common stock in exchange for $570,000 (the "Sale"). The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 28,836,364 shares of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.

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

Fair Value of Financial Instruments
-----------------------------------

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Stock Split
-----------

On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. The accompanying financial statements have been retroactively restated to present the effect of these two stock splits.

Stock Options
-------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no options issued to employees during the three months ended March 31, 2005 and 2004.

In March 2004, the Company issued 60,000 options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations. The fair value was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years, respectively.

Loss Per Share
--------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2005 were 60,000 stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.


NOTE 3 - MINING CLAIMS

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of the leases are as follows:

a) HMD Property

         Schedule of lease payments:

               Due Date                                                Amount
               --------                                                ------

            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



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


b)   NT Green Property

         Schedule of lease payments:

               Due Date                                                Amount
               --------                                                ------

            June 5, 2004                                              $ 15,000
            May 15, 2005                                              $ 22,500
            February 5, 2006                                          $ 30,000
            February 5, 2007                                          $ 37,500
            February 5, 2008                                          $ 50,000
            February 5, 2009                                          $ 62,500
            February 5, 2010                                          $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                    $100,000

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

         The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


c)   Goodwin Hill Property

         Schedule of lease payments:

               Due Date                                                Amount
               --------                                                ------

            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


d)   Wilson Peak Property

         Schedule of lease payments:

               Due Date                                                Amount
               --------                                                ------

            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

e) Other Claims

         In June 2004, the Company acquired 125 mining claims from the Bureau of Land Management for $21,283, which includes the costs of filing fees and other related acquisition costs.


NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2005 consist of the following:

           Promissory  Note dated  March 5, 2004 due to New  Regent  Industries
                Limited.  The note is unsecured and accrues  interest at 8% per annum.  The  note  was  originally  due on July 5,  2004 and an
                extension has been granted to April 15, 2005.                     $            650,000

           Promissory  Note dated April 27,  2004 due to New Regent  Industries
                Limited.  The note is unsecured and accrues  interest at 8% per
                annum.  The note is payable upon demand.                                       225,000

           Promissory  Note dated  March 21,  2005 (fund  actually  received in
                November 2004) due to New Regent Industries  Limited.  The note is  unsecured  and accrues  interest at 8% per annum.  The note
                is due on April 15, 2005.                                                      100,000
           Promissory  Note dated  March 21,  2005 (fund  actually  received in
                February 2005) due to New Regent Industries  Limited.  The note is  unsecured  and accrues  interest at 8% per annum.  The note
                is due on April 15, 2005.                                                       50,000
                                                                                     ------------------
                                                                                             1,025,000
           Add: accrued interest                                                                75,671
                                                                                     ------------------

           Balance - March 31, 2005                                               $          1,100,671
                                                                                     ==================

NOTE 6 - STOCKHOLDERS' DEFICIT

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

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - DISCONTINUED OPRERATIONS

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 1,742,113,632 of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. As a result of this transaction, the operations of Salty's has been shown as a discontinued operation in the accompanying financial statements.

Salty's revenues were $1,415 for the period starting January 1, 2004 to March 19, 2004. The results of operations of Salty's have been reported separately as discontinued operations.

Actual net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004was $871. The gain on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties.

The following is a summary of the net assets of Salty's at March 19, 2004:

                                                          March 19, 2004
                                                        -------------------
Assets:
      Cash                                               $           6,068

                                                         ------------------
Total assets                                             $           6,068
                                                         ------------------

Liabilities:
      Accounts payable                                   $           1,371
      Accrued expenses                                               1,005

                                                         ------------------
Total liabilities                                        $           2,376
                                                         ------------------

Net assets of discontinued operations                    $           3,692
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

b) During the three months ended March 31, 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $23,100 of which $17,850 related to mining exploration and the remaining $5,250 related to was charged to general administrative activities. The Company also during the three months ended March 31, 2005, the Company reimbursed Mr. Abbott $7,809.39 for travel and other company related expenses.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENT

On April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,104,271 shares of the Company's common stock.

Also on April 15, 2005, the Company redeemed a total of 22,644,000 from three of its board members for $7,906.

In addition, on April 15, 2005, the Company's board of directors approved the Tornado Gold International Corp. 2005 Stock Option Plan. Under the plan, 6,000,000 shares of the Company's common stock are reserved for the issuance of stock option under this plan. Currently, no stock options have been granted.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

We hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our management has a combination of extensive data and program management experience; data and technical advisory experience, and `on-the-ground' prospecting and property knowledge. Utilizing the geochemical screening methodology developed by our management, we will seek to operate a successful property acquisition program that eliminates higher risk properties.

On May 31, 2004, we entered into four preliminary agreements with a company wholly owned by Mr. Carl A. Pescio, one of our directors, to lease four mining properties. As of April 5, 2005 we finalized those agreements, giving us rights to four properties in Nevada that meet our preliminary screening criteria and have begun to undertake our more detailed evaluation process. In addition, we are actively seeking additional properties; our technical team currently has about 30 such properties on a `watch list' for acquisition.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $26,887 as of March 31, 2005 and a security deposit on our office lease of $1,395, making our total current assets $28,282. We also had mining assets of $165,465, making our total assets $193,747 as of March 31, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

As of March 31, 2005 we had a net working capital deficit of $1,089,940 as compared to $981,013 of December 31, 2004. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005 and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 shares of our common stock.

Net cash used in operating activities was $32,940 for the three months ended March 31, 2005 compared to $38,856 for the three months ended March 31, 2004.

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

RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

REVENUE. We have realized no revenues for the three months ended March 31, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator.

OPERATING EXPENSES. For the three months ended March 31, 2005, our total operating expenses were $45,975 of which $17,850 was specifically related to mining exploration and $28,125 related to general and administrative expenses. During the three months ended March 31, 2005, we accrued $19,638 in interest expense on notes payable totaling $1,025,000. No interest was paid on these notes during the quarter.


Of the $17,850 that we incurred in our mining operations during the three months ended March 31, 2005, $17,850 was paid to our President for his technical consulting services to us. Of the $28,125 that we incurred in general and administrative expenses, $5,250 was paid to our president for management services, $4,392 was incurred for accounting and legal professional services, rent expense of $4,185, and travel and other related company expenses which were reimbursed to our President totaling $7,809.

This is in comparison to the three months ended March 31, 2004, where we had $41,030 in general and administrative expense, which also represented our total operating expenses. The increase in our operating expenses, and loss from operations and net loss is due to the change in our business operations.

NET INCOME (LOSS). Our loss from operations for the three months ended March 31, 2005 totaled $45,975. With our interest expense of $19,638, our net loss was $65,613. This is in comparison to the three months ended March 31, 2004, where we had operating expenses of $41,030. We also had $5,554 in interest expenses which we incurred during the three months ended March 31, 2004. Income from discontinued operations during the three months ended March 31, 2004 amounted to $871, making our net loss $45,703.

Our expenses and net losses for the three months ended March 31, 2005 are higher than those for the same period ended in 2004 due to the transition to our new business plan. In March 2004, we underwent a change of management; our prior management received our former operating subsidiary, and our new management has acquired interests in properties exhibiting the potential for mining operations as part of our new business plan, which accounts for the changes in our operating expenses. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our current business is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. Through March 31, 2005, we have acquired $165,465 in mining assets.

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

We have cash of $26,887 as of March 31, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period, and on April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 shares of our common stock. This transaction was not registered under the Act in reliance on the exemption from registration under Regulation S and in Section 4(2) of the Act, as a transaction not involving any public offering and without any general or public solicitation. The conversion of the notes for shares was with a single foreign investor which had knowledge and experience in business matters to enable them to evaluate the risks and merits of the investment.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.Other Information

In November 2004, as described herein, we received $100,000 from an unrelated third party pursuant to the terms of a promissory note executed in March 2005. The note accrues interest at 8% per annum from the date the funds were received and is due April 15, 2005.

Subsequent to the reporting period, and as of April 15, 2005, we have adopted our 2005 stock option plan to compensate our directors as follows:

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

None of these options have yet been granted.

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

1 "Drill-indicated resource" means a deposit that has been investigated and measured through industry-standard geologic and engineering methods, but that has not had a positive feasibility study performed.

2 "Gold equivalent" means the value of gold and other metals expressed as gold ounces at the price of gold and the other metals at the time of acquisition.



Item 6. Exhibits

Regulation
S-B  Number                                   Exhibit

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

                                      TORNADO GOLD INTERNATIONAL CORP.



May 13, 2005                         By: /s/ Earl W. Abbott
                                        ---------------------------------------
                                             Earl W. Abbott
                                             President, Chief Financial Officer
                                             and Secretary