Form 10QSB
period 2005-06-30
Tornado Gold International Corp
filed 2005-08-23
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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



                       3841 Amador Way, Reno, Nevada 89502
                       -----------------------------------
                    (Address of principal executive offices)

                                 (775) 827-2324
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of August 15, 2005 was 23,472,271.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Balance Sheet as of June 30, 2005 (unaudited)                     2

           Statements of Operations for the
           three and six months ended June 30, 2005 and 2004 (unaudited)     3

           Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (unaudited)               4

           Notes to Financial Statements (unaudited)                         5

Item 2.    Management's Discussion and Analysis or Plan of Operations       10

Item 3.    Controls and Procedures                                          12

PART II.   OTHER INFORMATION                                                13


Item 1.    Legal Proceedings                                                13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits                                                         13

SIGNATURES                                                                  14

CERTIFICATIONS                                                              15

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  BALANCE SHEET



                                                                    June 30,
                                                                      2005
                                                                ----------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                 $            79
      Deposits                                                            1,395
                                                                ----------------
TOTAL CURRENT ASSETS                                                      1,474

MINING CLAIMS                                                           165,465
                                                                ----------------
TOTAL ASSETS                                                    $       166,939
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                          $        48,347
      Due to stockholders                                                 7,906
                                                                ----------------
TOTAL CURRENT LIABILITIES                                                56,253
                                                                ----------------

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 28,166,726 shares issued and outstanding             28,167
      Additional paid in capital                                      1,132,095
      Accumulated deficit                                            (1,049,576)

                                                                ----------------
TOTAL STOCKHOLDERS' DEFICIT                                             110,686
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       166,939
                                                                ================





                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF OPERATIONS




                                                                   Three Months Ended                Six Months Ended
                                                             -------------------------------   -----------------------------
                                                               June 30,         June 30,        June 30,        June 30,
                                                                 2005             2004            2005            2004
                                                             --------------   --------------   ------------   --------------
                                                               (unaudited)     (unaudited)      (unaudited)    (unaudited)
NET REVENUE                                                  $           -    $           -   $          -   $            -

OPERATING EXPENSES
    Mining exploration expenses                                      3,150            9,988         21,000            9,988
    General and administrative expenses                             54,454           53,321         82,579           94,351
                                                             --------------   --------------   ------------   --------------
                                                                    57,604           63,309        103,579          104,339
                                                             --------------   --------------   ------------   --------------

LOSS FROM OPERATIONS                                               (57,604)         (63,309)      (103,579)        (104,339)
                                                             --------------   --------------   ------------   --------------

OTHER INCOME (EXPENSE)
    Interest expense                                                (3,600)         (16,121)       (23,238)         (21,665)

                                                             --------------   --------------   ------------   --------------
TOTAL OTHER INCOME (EXPENSE)                                        (3,600)         (16,121)       (23,238)         (21,665)
                                                             --------------   --------------   ------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                                    (61,204)         (79,430)      (126,817)        (126,004)

PROVISION FOR INCOME TAXES                                               -                -              -                -
                                                             --------------   --------------   ------------   --------------
NET LOSS FROM CONTINUING OPERATIONS                                (61,204)         (79,430)      (126,817)        (126,004)
                                                             --------------   --------------   ------------   --------------

DISCONTINUED OPERATONS:
    Income from operations of discontinued operations                    -                -              -              871
                                                             --------------   --------------   ------------   --------------
                                                                         -                -              -              871
                                                             --------------   --------------   ------------   --------------

NET LOSS                                                     $     (61,204)   $     (79,430)   $  (126,817)   $    (125,133)
                                                             ==============   ==============   ============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                                    $       (0.00)   $       (0.01)   $     (0.00)   $       (0.00)
    Discontinued operations                                          (0.00)           (0.01)         (0.00)           (0.00)
                                                             --------------   --------------   ------------   --------------
                                                             $       (0.00)   $       (0.01)   $     (0.00)   $       (0.00)
                                                             ==============   ==============   ============   ==============
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                      32,427,331        7,920,000     43,161,233      162,725,275
                                                             ==============   ==============   ============   ==============



                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF CASH FLOWS



                                                                                 Six Months Ended
                                                                        ------------------------------------
                                                                           June 30,            June 30,
                                                                             2005                2004
                                                                        ---------------    -----------------
                                                                         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                  $     (126,817)   $        (126,004)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Net loss from discontinued operations                                         -                  871
       Value of options granted for services                                         -                4,540
   Changes in:
     Accounts receivable                                                             -                   52
     Inventory                                                                       -                  680
     Prepaid expenses and other current assets                                       -               (9,567)
     Accounts payable and accrued expenses                                      67,069               24,812
                                                                        ---------------    -----------------
Net cash used in operating activities                                          (59,748)            (104,616)
                                                                        ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mining claims                                                   (43,314)             (81,283)
                                                                        ---------------    -----------------
Net cash used in investing activities                                          (43,314)             (81,283)
                                                                        ---------------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                  50,000              875,000
   Payment on note payable, related party                                            -              (42,500)
   Repurchase of shares of common stock                                              -             (570,000)
   Proceeds from issuance of common stock                                                            10,000
   Transfer of Salty's Warehouse, Inc's cash balance at date of disposition          -               (6,068)
                                                                        ---------------    -----------------
Net cash provided by financing activities                                       50,000              266,432
                                                                        ---------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (53,062)              80,533

CASH AND CASH EQUIVALENTS, Beginning of period                                  53,141                7,424
                                                                        ---------------    -----------------

CASH AND CASH EQUIVALENTS, End of period                                $           79     $         87,957
                                                                        ===============    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                        $            -     $             -
                                                                        ===============    =================
   Income taxes paid                                                    $            -     $             -
                                                                        ===============    =================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

   Conversion of notes payable and accrued interest into common stock   $    1,104,271     $             -
                                                                        ===============    =================
   Redemption of officers' shares for an accrued liability              $        7,906     $             -
                                                                        ===============    =================





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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
----------------------------

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

BASIS OF PRESENTATION
---------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended June 30, 2005 of $126,817, and at June 30, 2005 had a negative working capital of $54,779 and had an accumulated deficit of $1,049,576. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b) The holders of the Company's notes payable recent converted all principal and accrued interest into shares of the Company's common stock.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of June 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

STOCK SPLIT
------------

On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. On May 16, 2005, the Company authorized a 1.20 for 1 stock split. The accompanying financial statements have been retroactively restated to present the effect of these three stock splits.

STOCK OPTIONS
-------------

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no options issued to employees during the six months ended June 30, 2005 and 2004.

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

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors as follows:

  o Earl W. Abbott: up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when the Company acquires a mining project with a drill-indicated resource (1) of at least 1.5 million ounces of gold or gold-equivalent (2) and if financing can be arranged; the exercise price of these options will be $1.00 per share.

  o Stanley B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall according to the same mining project schedule as above.

  o   None of these options have yet been granted.

LOSS PER SHARE
--------------

       The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2005 were 60,000 stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 32,487,331 and 7,980,000 for the three-months ended June 30, 2005 and 2004 and 43,221,233 and 162,785,275 for the six-months ended June 30, 2005 and 2004, respectively.


NOTE 3 - MINING CLAIMS

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of the leases are as follows:

a) HMD Property

         Schedule of lease payments:

               Due Date                                                 Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company paid the first lease payment of $15,000 in June 2004 and paid the second lease payment in July 2005.



b)     NT Green Property

         Schedule of lease payments:

               Due Date                                           Amount
            --------------                                       --------
            June 5, 2004                                         $ 15,000
            May 15, 2005                                         $ 22,500
            February 5, 2006                                     $ 30,000
            February 5, 2007                                     $ 37,500
            February 5, 2008                                     $ 50,000
            February 5, 2009                                     $ 62,500
            February 5, 2010                                     $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                               $100,000

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

         The Company paid the first lease payment of $15,000 in June 2004 and paid the second lease payment in July 2005.


c)       Goodwin Hill Property

         Schedule of lease payments:

               Due Date                                                 Amount
            --------------                                            ----------
            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company paid the first lease payment of $15,000 in June 2004 and paid the second lease payment in July 2005.


d)       Wilson Peak Property

         Schedule of lease payments:

               Due Date                                                  Amount
            --------------                                             ---------
            June 5, 2004                                               $ 15,000
            May 15, 2005                                               $ 22,500
            February 5, 2006                                           $ 30,000
            February 5, 2007                                           $ 37,500
            February 5, 2008                                           $ 50,000
            February 5, 2009                                           $ 62,500
            February 5, 2010                                           $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                                     $100,000

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

         The Company paid the first lease payment of $15,000 in June 2004 and paid the second lease payment in July 2005.

e)       Other Claims

         In June 2004, the Company acquired 125 mining claims from the Bureau of Land Management for $21,283, which includes the costs of filing fees and other related acquisition costs.

NOTE 4 - NOTES PAYABLE

On April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 (post split)shares of the Company's common stock.

NOTE 5 - STOCKHOLDERS' DEFICIT

On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. On May 16, 2005, the Company authorized a 1.20 for 1 stock split. In addition, the Company increased it authorized shares to 100,000,000. The accompanying financial statements have been retroactively restated to present the effect of these three stock splits.

On April 15, 2005, the Company's officers and directors agreed to redeem 27,172,800 (post split) of their shares for $7,906 or $.0002909 per share. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 has not been paid as of June 30, 2005; therefore this amount is shown as due to stockholders in the accompanying balance sheet.

As discussed in Note 4, on April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 (post split) shares of the Company's common stock.

NOTE 6 - DISCONTINUED OPRERATIONS

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

The following is a summary of the net assets of Salty's at March 19, 2004:

                                                           March 19, 2004
                                                        --------------------
Assets:
      Cash                                              $            6,068
                                                        --------------------
Total assets                                            $            6,068
                                                        --------------------

Liabilities:
      Accounts payable                                  $            1,371
      Accrued expenses                                               1,005
                                                        --------------------
Total liabilities                                       $            2,376
                                                        --------------------

Net assets of discontinued operations                   $            3,692
                                                        ====================


The gain on the disposition of Salty's of $1,418 was calculated as the difference in the value of the stock returned of $5,110 and the net assets of Salty's of $3,692.


NOTE 7 - RELATED PARTY TRANSACTIONS

a) As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims.

b) During the six months ended June 30, 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $43,750 of which $21,000 related to mining exploration and the remaining $22,750 related to was charged to general administrative activities. The Company also during the six months ended June 30, 2005, the Company reimbursed Mr. Abbott $9,209 for travel and other company related expenses.


NOTE 8 - SUBSEQUENT EVENT

In July 2005, the Company borrowed $100,000 from an unrelated third party. The loan is evidenced by an unsecured promissory notes which is assessed interest at 8%,. The note matures on December 31, 2005, when the principal balance of $100,000 and all accrued interest becomes fully due and payable, As discussed in
Note 3, the Company used a portion of the funds borrowed to make the second installment of its lease obligation on its four mining

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $79 as of June 30, 2005 and a security deposit on our office lease of $1,395, making our total current assets $1,474. We also had mining assets of $165,465, making our total assets $166,939 as of June 30, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

As of June 30, 2005 we had a net working capital deficit of $54,779 as compared to $981,013 at December 31, 2004. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005 and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 shares of our common stock. On July 15, 2005, we borrowed an $100,000 from an unrelated third party (See Note 8 to the accompanying financial statements).

Net cash used in operating activities was $59,748 for the six months ended June 30, 2005 compared to $104,616 for the six months ended June 30, 2004.

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

RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUE. We have realized no revenues for the three months ended June 30, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator.

OPERATING EXPENSES. For the three months ended June 30, 2005, our total operating expenses were $57,604 of which $3,150 was specifically related to mining exploration and $54,454 related to general and administrative expenses. During the three months ended June 30, 2005, we accrued $3,600 in interest expense on notes payable totaling $1,025,000. No interest has been paid on these notes and during the quarter ended June 30, 2005, the entire note payable balance plus accrued interest was converted into 1,104,271 shares of our common stock.

Of the $3,150 that we incurred in our mining operations during the three months ended June 30, 2005, $3,150 was paid to our President for his technical consulting services to us. Of the $54,454 that we incurred in general and administrative expenses, $15,400 was paid to our president for management services, $29,269 was incurred for accounting and legal professional services, rent expense of $4,187, and travel and other related company expenses which were reimbursed to our President totaling $1,383.

This is in comparison to the three months ended June 30, 2004, where we our total operating expenses were $63,309 of which $9,988 was specifically related to mining exploration and $53,321 related to general and administrative expenses. During the three months ended June 30, 2004, we accrued $16,121 in interest expense on notes payable. The change in our operating expenses, and loss from operations and net loss is due to the change in our business operations.

NET INCOME (LOSS). Our loss from operations for the three months ended June 30, 2005 totaled $57,604. With our interest expense of $3,600, our net loss was $61,204. This is in comparison to the three months ended June 30, 2004, where we had a loss from operations of $63,309. We also had $16,121 in interest expenses. Income from discontinued operations during the three months ended June 30, 2004 amounted to $0, making our net loss $79,430.


FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004


REVENUE. We have realized no revenues for the six months ended June 30, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator.

OPERATING EXPENSES. For the six months ended June 30, 2005, our total operating expenses were $103,579 of which $21,000 was specifically related to mining exploration and $82,579 related to general and administrative expenses. During the six months ended June 30, 2005, we accrued $23,238 in interest expense on notes payable totaling $1,025,000. No interest has been paid on these notes and during the quarter ended June 30, 2005, the entire note payable balance plus accrued interest was converted into 1,104,271 shares of our common stock.

Of the $21,000 that we incurred in our mining operations during the six months ended June 30, 2005, $21,000 was paid to our President for his technical consulting services to us. Of the $82,579 that we incurred in general and administrative expenses, $22,750 was paid to our president for management services, $33,661 was incurred for accounting and legal professional services, rent expense of $8,372, and travel and other related company expenses which were reimbursed to our President totaling $9,209.

This is in comparison to the six months ended June 30, 2004, where we our total operating expenses were $104,339 of which $9,988 was specifically related to mining exploration and $94,351 related to general and administrative expenses. During the six months ended June 30, 2004, we accrued $21,665 in interest expense on notes payable. The change in our operating expenses, and loss from operations and net loss is due to the change in our business operations.

NET INCOME (LOSS). Our loss from operations for the six months ended June 30, 2005 totaled $103,579. With our interest expense of $23,238, our net loss was $126,817. This is in comparison to the six months ended June 30, 2004, where we had a loss from operations of $104,339. We also had $21,665 in interest expenses. Income from discontinued operations during the six months ended June 30, 2004 amounted to $871, making our net loss $125,133.

We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. After the disposition of Salty's on March 19, 2004, we discontinued our previous operations. Our current business is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. Through June 30, 2005, we have acquired $165,465 in mining assets.

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

We have cash of $79 as of June 30, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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


Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
=========================

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
======================================================================

On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,325,156 (post split) shares of our common stock. This transaction was not registered under the Act in reliance on the exemption from registration under Regulation S and in Section 4(2) of the Act, as a transaction not involving any public offering and without any general or public solicitation. The conversion of the notes for shares was with a single foreign investor which had knowledge and experience in business matters to enable them to evaluate the risks and merits of the investment.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
===========================================

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
==============================================================

None

ITEM 5.    OTHER INFORMATION
=============================

None

ITEM 6.    EXHIBITS
====================
   10     Promissory note between Tornado Gold and Gattinara
   31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
   32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TORNADO GOLD INTERNATIONAL CORP.



August 22, 2005            By:   /s/ Earl W. Abbott
                                 -----------------------------------
                                 Earl W. Abbott
                                 President, Chief Financial Officer
                                 and Secretary