Form 10KSB/A
period 2004-12-31
Tornado Gold International Corp
filed 2005-09-01
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO

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


EQUITY COMPENSATION PLANS. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 5,000,000 shares of common stock were authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. There were 2,500,000 options were originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan was terminated and all options issued under the stock option plan shall be cancelled excepting 60,000 stock options shall remain outstanding ^.

The following information applies as of December 31, 2004.

------------------------------- -------------------------------- --------------------------------- --------------------------------
PLAN CATEGORY                     NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE PRICE   NUMBER OF SECURITIES REMAINING
                                    ISSUED UPON EXERCISE OF          OF OUTSTANDING OPTIONS,        AVAILABLE FOR FUTURE ISSUANCE
                                 OUTSTANDING OPTIONS, WARRANTS        WARRANTS AND RIGHTS(B)          UNDER EQUITY COMPENSATION
                                        AND RIGHTS (A)                                                  (EXCLUDING SECURITIES
                                                                                                      REFLECTED IN COLUMN (A))
------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans                  ^60,000                            $.15                               n/a
approved by security holders
------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not                  0                               n/a                               n/a
approved by security holders
------------------------------- -------------------------------- --------------------------------- --------------------------------
Total                                      ^60,000                            $.15                               n/a
------------------------------- -------------------------------- --------------------------------- --------------------------------

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

         In March 2004, the Company issued ^ 60,000 ^ options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations. The fair value was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 50%; and a weighted average expected life of the option of 10 years, respectively.

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

         LOSS PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2004 and 2003 were ^ 60,000 ^ and 852,500,000 (2,500,000 pre-split), respectively, stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

                      Granted                                         ^ 60,000  $         0.15
                                                               ---------------
                  Balance, December 31, 2004                          ^ 60,000  $         0.15
                                                               ===============
                  Exercisable, December 31, 2004                      ^ 60,000  $         0.15
                                                               ===============

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 9.75 years at December 31, 2004. The exercise price for all of the options outstanding is $0.15.

         No compensation expense was recognized as a result of the issuance of stock options issued to employees of the Company in 2003. In March 2004, the Company issued ^60,000 ^ options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations.

         For options granted during the year ended December 31, 2004 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.08 and the weighted-average exercise price of such options was $0.15. No options were granted during the year ended December 31, 2004, where the exercise price was less than the stock price at the date of the grant or the exercise price was equal to the stock price at the date of grant.

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

There were 2,500,000 options originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan will terminate and all options issued under the stock option plan shall be cancelled except 60,000 ^ stock options shall remain outstanding on a pro rata basis among the holders as listed below pursuant to amended Stock Option Agreements.


Option Grants in 2003--Individual Grants

         NAME (1)               NUMBER OF      PERCENT OF TOTAL
                               SECURITIES        OPTIONS/SARS
                               UNDERLYING         GRANTED TO
                              OPTIONS/SARS   EMPLOYEES IN FISCAL   EXERCISE OR BASE    EXPIRATION DATE
                               GRANTED (#)           YEAR             PRICE ($/SH)
---------------------------   -------------   ------------------   -----------------   --------------
Earl T. Shannon, President        28,800              48   %       $      .15/Sh         05/01/13
Steven W. Hudson, Secretary       24,000              40   %       $      .15/Sh         05/01/13
Scott W. Bodenweber, CFO           7,200              12   %       $      .15/Sh         05/01/13

 (1) This table reflects ownership and positions held as of December 31, 2003.

We issued ^ 60,000 options ^ to former employees in March
2004. There were no other option grants during the year ended December 31, 2004.

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

4.1        2005 Stock Option Plan
4.2        Stock Option Agreement with Carl Pescio
4.3        Stock Option Agreement with Earl Abbott
4.4        Stock Option Agreement with Stanley Keith
10.12      Consulting Agreement with Carl Pescio
10.13      Consulting Agreement with Earl Abbott
10.14      Consulting Agreement with Stanley Keith
10.15      Mining Lease and Option to Purchase Agreement - Goodwin Hill
10.16      Mining Lease and Option to Purchase Agreement - NT Green
10.17      Mining Lease and Option to Purchase Agreement - Wilson Peak
10.18      Mining Lease and Option to Purchase Agreement - HMD

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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Reno, Nevada, on August 30, 2005.


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


By:      /s/ Earl W. Abbott                                    August 30, 2005
         --------------------------------------------
         Earl W. Abbott
Its:     principal executive officer and financial officer
         president, secretary, director


By:      /s/ Stanley B. Keith                                  August 31, 2005
         --------------------------------------------
         Stanley B. Keith
Its:     director



By:      /s/ Carl A. Pescio                                    August 30, 2005
         --------------------------------------------
         Carl A. Pescio
Its:     director