Form 10QSB
period 2005-09-30
Tornado Gold International Corp
filed 2005-11-17
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of common stock outstanding as of November 11, 2005 was 28,166,726.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                                               Page
                                                                                              Number
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Balance Sheet as of September 30, 2005 (unaudited)                                    2

           Statements of Operations for the
           three and nine months ended September 30, 2005 and 2004 (unaudited)                   3

           Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (unaudited)                             4
           Notes to Financial Statements (unaudited)                                             5

Item 2.    Management's Discussion and Analysis or Plan of Operations                           15

Item 3.    Controls and Procedures                                                              19

PART II.   OTHER INFORMATION                                                                    20


Item 1.    Legal Proceedings                                                                    20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          20

Item 3.    Defaults Upon Senior Securities                                                      20

Item 4.    Submission of Matters to a Vote of Security Holders                                  20

Item 5.    Other Information                                                                    20

Item 6.    Exhibits                                                                             20

SIGNATURES                                                                                      20

CERTIFICATIONS                                                                                  21

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  BALANCE SHEET





                                                                  September 30,
                                                                       2005
                                                                 ---------------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                  $      20,560
      Deposits                                                          32,270
                                                                 --------------
TOTAL CURRENT ASSETS                                                    52,830

MINING CLAIMS                                                          355,165

                                                                 --------------
TOTAL ASSETS                                                     $     407,995
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
      Accounts payable                                           $      20,165
      Notes payable, including accrued interest of $4,106              335,106

                                                                 --------------
TOTAL CURRENT LIABILITIES                                              355,271
                                                                 --------------

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
        authorized; 28,166,726 shares issued and outstanding            28,167
      Additional paid in capital                                     1,144,364
      Accumulated deficit                                           (1,119,807)
                                                                 --------------
TOTAL STOCKHOLDERS' DEFICIT                                             52,724
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $     407,995
                                                                 ==============






                 The accompanying notes are an integral part of
                          these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF OPERATIONS



                                                                   Three Months Ended               Nine Months Ended
                                                             -------------------------------   -----------------------------
                                                              September 30,    September 30,   September 30,  September 30,
                                                                 2005             2004            2005            2004
                                                             --------------   --------------   ------------   --------------
                                                               (unaudited)     (unaudited)      (unaudited)    (unaudited)
NET REVENUE                                                  $           -    $           -    $         -    $           -

OPERATING EXPENSES
    Mining exploration expenses                                     24,983           31,425         45,983           41,413
    General and administrative expenses                             41,142           26,859        123,721          121,210
                                                             --------------   --------------   ------------   --------------
                                                                    66,125           58,284        169,704          162,623
                                                             --------------   --------------   ------------   --------------

LOSS FROM OPERATIONS                                               (66,125)         (58,284)      (169,704)        (162,623)
                                                             --------------   --------------   ------------   --------------

OTHER INCOME (EXPENSE)
    Interest expense                                                (4,106)         (17,643)       (27,344)         (39,308)

                                                             --------------   --------------   ------------   --------------
TOTAL OTHER INCOME (EXPENSE)                                        (4,106)         (17,643)       (27,344)         (39,308)
                                                             --------------   --------------   ------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES
    AND DISCONTINUED OPERATIONS                                    (70,231)         (75,927)      (197,048)        (201,931)

PROVISION FOR INCOME TAXES                                               -                -              -                -
                                                             --------------   --------------   ------------   --------------
NET LOSS FROM CONTINUING OPERATIONS                                (70,231)         (75,927)      (197,048)        (201,931)
                                                             --------------   --------------   ------------   --------------

DISCONTINUED OPERATONS:
    Income from operations of discontinued operations                    -                -              -              871
                                                             --------------   --------------   ------------   --------------
                                                                         -                -              -              871
                                                             --------------   --------------   ------------   --------------

NET LOSS                                                     $     (70,231)   $     (75,927)$     (197,048)   $     (201,060)
                                                             ==============   ==============   ============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                                    $       (0.00)   $       (0.00)   $     (0.01)   $       (0.00)
    Discontinued operations                                          (0.00)           (0.00)         (0.01)           (0.00)
                                                             --------------   --------------   ------------   --------------
                                                             $       (0.00)   $       (0.00)   $     (0.01)   $       (0.00)
                                                             ==============   ==============   ============   ==============
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                      28,166,726       54,014,400     38,108,139      755,293,594
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

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                        --------------------------------------
                                                                           September 30,      September 30,
                                                                             2005                 2004
                                                                        ----------------    ------------------
                                                                          (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                                  $      (197,048)    $        (201,931)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Net loss from discontinued operations                                          -                   871
       Value of options/warrants granted for services                            12,269                 4,540
   Changes in:
     Accounts receivable                                                              -                    52
     Inventory                                                                        -                   680
     Prepaid expenses and other current assets                                  (30,875)               (1,395)
     Accounts payable and accrued expenses                                       42,993                43,075
                                                                        ----------------    ------------------
Net cash used in operating activities                                          (172,661)             (154,108)
                                                                        ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mining claims                                                   (233,014)              (89,305)

                                                                        ----------------    ------------------
Net cash used in investing activities                                          (233,014)              (89,305)
                                                                        ----------------    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                  381,000               875,000
   Payment on note payable, related party                                             -               (42,500)
   Repurchase of shares of common stock                                          (7,906)             (570,000)
   Proceeds from issuance of common stock                                                              10,000
   Transfer of Salty's Warehouse, Inc's cash balance at date of disposition           -                (6,068)
                                                                        ----------------    ------------------
Net cash provided by financing activities                                       373,094               266,432
                                                                        ----------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (32,581)               23,019

CASH AND CASH EQUIVALENTS, Beginning of period                                   53,141                 7,424
                                                                        ----------------    ------------------

CASH AND CASH EQUIVALENTS, End of period                                $        20,560     $          30,443
                                                                        ================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                        $             -     $               -
                                                                        ================    ==================
   Income taxes paid                                                    $             -     $               -
                                                                        ================    ==================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

   Conversion of notes payable and accrued interest into common stock   $     1,104,271     $              -
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
----------------------------
The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Basis of Presentation
----------------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the nine months ended September 30, 2005 of $197,048, and at September 30, 2005 had a negative working capital of $302,441 and had an accumulated deficit of $1,119,807. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Plan of Reorganization
----------------------
On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 1,742,113,632 of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber to redeem 312,886,363 of their shares of the Company's common stock in exchange for $570,000 (the "Sale"). The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Dr. Abbott, Carl A. Pescio and Stanley B. Keith collectively purchased 28,836,364 shares of common stock from the Company for $10,000. Dr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company (See Note 5).

Cash and Cash Equivalents
--------------------------
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
------------------------------------
Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2005. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

Stock Split
------------
On April 19, 2004, the Company authorized a 50 for 1 stock split. On August 18, 2004, the Company authorized a 6.82 for 1 stock split. On May 16, 2005, the Company authorized a 1.20 for 1 stock split. The accompanying financial statements have been retroactively restated to present the effect of these three stock splits.

Stock Options
--------------
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no options issued to employees during the nine months ended September 30, 2005 and 2004.

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


Loss Per Share
---------------

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2005 were 85,000 options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The only potential common shares as of September 30, 2004 were 60,000 stock options which have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 28,219,079 and 54,014,000 for the three-months ended September 30, 2005 and 2004 and 38,160,492 and 755,293,594 for the
nine-months ended September 30, 2005 and 2004, respectively.

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


b) NT Green Property

         Schedule of lease payments:

               Due Date                                          Amount
               --------                                         ---------
            June 5, 2004                                        $ 15,000
            May 15, 2005                                        $ 22,500
            February 5, 2006                                    $ 30,000
            February 5, 2007                                    $ 37,500
            February 5, 2008                                    $ 50,000
            February 5, 2009                                    $ 62,500
            February 5, 2010                                    $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                              $100,000

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

c)       Goodwin Hill Property

         Schedule of lease payments:

               Due Date                                        Amount
             -----------                                       ---------
            June 5, 2004                                       $ 15,000
            May 15, 2005                                       $ 22,500
            February 5, 2006                                   $ 30,000
            February 5, 2007                                   $ 37,500
            February 5, 2008                                   $ 50,000
            February 5, 2009                                   $ 62,500
            February 5, 2010                                   $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                             $100,000

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

d) Wilson Peak Property

         Schedule of lease payments:

               Due Date                                         Amount
              ---------                                       ----------
            June 5, 2004                                       $ 15,000
            May 15, 2005                                       $ 22,500
            February 5, 2006                                   $ 30,000
            February 5, 2007                                   $ 37,500
            February 5, 2008                                   $ 50,000
            February 5, 2009                                   $ 62,500
            February 5, 2010                                   $ 75,000
            February 5, 2011 and each
              year thereafter until
              production commences                             $100,000

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


NOTE 4 - NOTES PAYABLE

On April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,125 (post split) shares of the Company's common stock.

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note dated August 22, 2005. The note accrues interest at 8% per annum and matures on December 31, 2005. Accrued interest related to this note at September 30, 2005 amounted to $1,995.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,977.50 from Greenshoe Investment, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note dated November 10, 2005. The note accrues interest at 8% per annum and matures on December 31, 2005. The borrowing under this note at of September 30, 2005 amounted to $231,000 and accrued interest related to this note at September 30, 2005 amounted to $2,111.

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

On April 15, 2005, the Company's officers and directors agreed to redeem 27,172,800 (post split) of their shares for $7,906 or $.0002909 per share. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005. After the redemptions, Dr. Abbott owned 3,600,000 shares and Messrs. Pescio and Keith each owned 1,800,000 shares.

As discussed in Note 4, on April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,125 (post split) shares of the Company's common stock.

In connection with a consulting agreement entered into with Access Capital Management Corp., the Company issued to Access Capital, 25,000 options to purchase shares of the Company's common stock for $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The value of these options of $12,269 was charged to operation as of September 30, 2005.

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

The following is a summary of the net assets of Salty's at March 19, 2004:

                                                          March 19, 2004
                                                        ------------------
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

NOTE 7 - RELATED PARTY TRANSACTIONS

a) As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the nine months ended September 30, 2005, the Company paid Mr. Pescio $90,000 related to these agreements. In addition, during the nine months ended September 30, 2005, the Company incurred $5,744 to Mr. Pescio for consulting services related to mining exploration.

b) During the nine months ended September 30, 2005, the Company incurred consulting fees for services rendered by Dr. Earl Abbott, the Company's President totaling $66,850 of which $38,850 related to mining exploration and the remaining $28,000 related to was charged to general administrative activities. The Company also during the nine months ended September 30, 2005, the Company reimbursed Dr. Abbott $17,257 for travel and other company related expenses.

c) During the nine months ended September 30, 2005, the Company incurred consulting fees for services rendered by Mr. Stanley Keith, a director of the Company totaling $3,349 of which $1,389 related to mining exploration and the remaining $1,960 related to was charged to general administrative activities. The Company also during the nine months ended September 30, 2005, the Company reimbursed Mr. Keith $579 for travel and other company related expenses.


NOTE 8 - SUBSEQUENT EVENTS

On October 3, 2005, the Company announced the acquisition of the 247-claims (nearly 5,000 acres) Jack Creek property in Elko County, Nevada. The Company final purchase price is still being determined. Prior to September 30, 2005, the Company paid $30,875 to the Bureau of Land Management to secure the claims. This amount is shown as a deposit in the accompanying balance sheet.

On October 6, 2005, the Company entered into an agreement Mr. Carl Pescio, a Director of the Company, to purchase 10 mineral properties (about 1,300 claims) in Nevada. In connection with the agreement, the Company paid Mr. Pescio, $50,000 on October 6, 2005 and is to pay Mr. Pescio, $100,000 on each of the following dates: October 30, 2005, November 30, 2005 and December 30, 2005. The $350,000 is the initial advance minimum royalty payments for each of the 10 properties (10 X $35,000).

The Company is expected to execute individual agreement for each property that will include the following terms:

     o Upon the completion of a bankable feasibility study, the Company will own 100% of the property subject to the greater of a 4% production royalty or advance minimum royalty payment as shown below. All advance minimum royalty payments may be deducted from the production royalty payments.

          Schedule of advance minimum royalty payments:

               Due Date                                         Amount
               --------                                        ---------
            Upon signing                                       $ 35,000
            1st anniversary                                    $ 55,000
            2nd anniversary                                    $ 75,000
            3rd anniversary                                    $100,000
            4th anniversary                                    $125,000
            5th anniversary                                    $150,000
            6th anniversary and each
                anniversary thereafter                         $200,000

     o The Company shall have the option to purchase 2% of the 4% production royalty for $4,000,000 prior to the completion of the bankable feasibility study.

     o The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property within three years or 7,500 feet until the completion of the bankable feasibility. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

     o The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies Pescio against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

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

On May 31, 2004, we entered into four preliminary agreements with a company wholly owned by Mr. Carl A. Pescio, one of our directors, to lease four mining properties. As of April 5, 2005 we finalized those agreements, giving us rights to four properties in Nevada that meet our preliminary screening criteria and have begun to undertake our more detailed evaluation process. In addition, we are actively seeking additional properties; our technical team currently has about 30 such properties on a `watch list' for acquisition. In October 2005, we entered into an agreement with Mr. Pescio for the acquisition of an additional 10 mining properties. Also, in October 2005, we announced the acquisition of one additional property. The final terms of this purchase are still being negiotiated.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $20,560 as of September 30, 2005 and a security deposit on our office lease and a deposit related to claim payments on a mining property to be acquired of $32,270, making our total current assets $52,830. We also had mining assets of $355,165, making our total assets $407,995 as of September 30, 2005. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

As of September 30, 2005 we had a net working capital deficit of $302,441 as compared to $981,013 at December 31, 2004. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005 and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,325,125 shares of our common stock. During the three months ended September 30, 2005, we borrowed $331,000 from an unrelated third party and in October we borrowed an additional $99,978 for the same unrelated third party.

Net cash used in operating activities was $172,661 for the nine months ended September 30, 2005 compared to $154,108 for the nine months ended September 30, 2004.

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

RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE. We have realized no revenues for the three months ended September 30, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator.

OPERATING EXPENSES. For the three months ended September 30, 2005, our total operating expenses were $70,231 of which $24,983 was specifically related to mining exploration and $41,142 related to general and administrative expenses. During the three months ended September 30, 2005, we accrued $4,106 in interest expense on notes payable.

Of the $24,983 that we incurred in our mining operations during the three months ended September 30, 2005, $17,850, $5,744 and $1,389 were incurred for technical consulting services provided to us by our President, Dr. Earl Abbott and two of our directors, Mr. Pescio and Mr. Keith, respectively. Of the $41,142 that we incurred in general and administrative expenses, $5,200 was incurred for management services provided by our President, Dr. Earl Abbott, $7,483 was incurred for accounting and legal professional services, rent expense of $2,790, and travel and other related company expenses which were reimbursed to our President totaling $8,120, and $12,269 was compensation charged to operations on the granting of 25,000 options.

This is in comparison to the three months ended September 30, 2004, where we our total operating expenses were $58,284 of which $31,425 was specifically related to mining exploration and $26,859 related to general and administrative expenses. During the three months ended September 30, 2004, we accrued $17,643 in interest expense on notes payable.

NET LOSS. Our loss from operations for the three months ended September 30, 2005 totaled $66,125. With our interest expense of $4,106, our net loss was $70,231. This is in comparison to the three months ended September 30, 2004, where we had a loss from operations of $58,284. With our interest expense of $17,643, our net loss $75,927.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE. We have realized no revenues for the nine months ended September 30, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator.

OPERATING EXPENSES. For the nine months ended September 30, 2005, our total operating expenses were $169,704 of which $45,983 was specifically related to mining exploration and $123,721 related to general and administrative expenses. During the nine months ended September 30, 2005, we accrued $27,344 in interest expense on notes payable. No interest has been paid on these notes and during the quarter ended June 30, 2005, note payables of $1,025,000 plus accrued interest was converted into 1,325,125 shares of our common stock.

Of the $45,983 that we incurred in our mining operations during the nine months ended September 30, 2005, $38,850, $5,744 and $1,389 were incurred for technical consulting services provided to us by our President, Dr. Earl Abbott and two of our directors, Mr. Pescio and Mr. Keith, respectively. Of the $123,721 that we incurred in general and administrative expenses, $28,000 was incurred for management services provided by our President, Dr. Earl Abbott, $41,143 was incurred for accounting and legal professional services, rent expense of $11,162, and travel and other related company expenses which were reimbursed to our President totaling $17,257 and $12,269 was compensation charged to operations on the granting of 25,000 options.

This is in comparison to the nine months ended September 30, 2004, where we our total operating expenses were $162,623 of which $41,413 was specifically related to mining exploration and $121,210 related to general and administrative expenses. During the nine months ended September 30, 2004, we accrued $39,308 in interest expense on notes payable.

NET LOSS. Our loss from operations for the nine months ended September 30, 2005 totaled $169,704. With our interest expense of $27,344, our net loss was $197,048. This is in comparison to the nine months ended September 30, 2004, where we had a loss from operations of $162,623. We also had $39,308 in interest expenses. Income from discontinued operations during the nine months ended September 30, 2004 amounted to $871, making our net loss $201,060.

We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. After the disposition of Salty's on March 19, 2004, we discontinued our previous operations. Our current business is the identification and acquisition of properties exhibiting the potential for gold mining operations by others. Through September 30, 2005, we have acquired $355,165 in mining assets.

On March 5, 2004 we borrowed $650,000 from an unrelated third party due on July 5, 2004 and extended to April 15, 2005 at an annual interest rate of 8%. On April 27, 2004, we borrowed $225,000 from the same unrelated third party due and payable on demand; this note also accrues interest at an annual rate of 8%. In November 2004, we borrowed $100,000 from the same unrelated third party, which is due and payable on demand; this note also accrues interest at an annual rate of 8%, and in February 2005 we borrowed an additional $50,000 on the same terms from the same party. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271 was owed with accrued interest, converted to 1,325,125 shares of our common stock. During the three months ended September 30, 2005, we borrowed $331,000 from an unrelated third party and in October we borrowed an additional $99,978 for the same unrelated third party.

We have cash of $20,560 as of September 30, 2005. We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We may need to raise additional capital to expand our operations. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

Part II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005, we agreed to issue Access Capital Management Corp. ("Access"), one of our consultants, options to purchase 25,000 shares of our common stock, pursuant to the terms of a consulting agreement with Access, with a strike price of $0.75 per share. These options expire September 28, 2010, unless the agreement is terminated, in which case the options will expire one year from the date of termination. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. The securities were issued to this consultant, who by virtue of that relationship was familiar with our business and was able to assess the risks and merits of the investment.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS


Regulation                        Exhibit
S-B Number

    10          Promissory Note issued to Green Shoe Investment, Inc.
    31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer and Chief Financial Officer of the Company
    31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer and Chief Financial Officer of the Company
    32          Section 906 Certification by Chief Executive Officer and Chief
                Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TORNADO GOLD INTERNATIONAL CORP.


November 15, 2005               By: /s/ Earl W. Abbott
                                    ------------------------------------------
                                    Earl W. Abbott
                                    President, Chief Financial Officer
                                    and Secretary