Form 10KSB
period 2005-12-31
Tornado Gold International Corp
filed 2006-04-12
CIK 1168895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------    ------------------

Commission File Number: 000-50146

                        Tornado Gold International Corp.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      94-3409645
   -------------------------                     -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

               8600 Technology Way, Suite 118, Reno, Nevada 89521
               --------------------------------------------------
                    (Address of principal executive offices)

                                  775-852-3770
                           (Issuer's Telephone Number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 30, 2006, there were 28,791,726 shares of the issuer's $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's net revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2006, approximately $12,523,201.08.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ] Yes        [X] No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

Under our new management, we have begun acquiring low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our new management will help us operate successfully: Earl W. Abbott, our officer and director, has extensive data and program management experience; Stanley B. Keith, one of our directors, has data and technical advisory experience; and Carl A. Pescio, also one of our directors, has 'on-the-ground' prospecting and property knowledge.

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

With our most recent acquisitions of property interests in the fourth quarter of 2005, we now have a total of 15 properties comprised of about 44,840 acres all located in the North Central Nevada area. We believe that this acquisition provides us with a significant package of claims in what we believe to be a premier gold producing region.

The North Central Nevada area, roughly 300 km. by 300 km. is home to numerous producing gold mines, including Barrick's Goldstrike Mine on the Carlin Trend, Newmont's Twin Creek's Mine on the Getchell Trend, and Placer Dome's Pipeline Mine on the Eureka-Battle Mountain (Cortez) Trend. In our estimation, our portfolio of about 44,840 acres makes us one of the largest junior exploration companies in the region. Our next two phases of development will be to advance the properties by identifying and prioritizing the very best drill targets and then drill those targets.

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

In June 2004, we acquired 125 mining claims in Nevada from the Bureau of Land Management for $21,283, which includes the costs of filing fees and other related acquisition costs.

During October 2005, we entered into ten preliminary agreements with Mr. Carl A. Pescio, one of our directors, to acquire ten mineral properties in Nevada. These properties are comprised of approximately 1600 claims and are subject to availability and are being acquired by us without warranty from Mr. Pescio as to total availability and/or mineral potential. We have not yet finalized these agreements, but a short description of these properties is contained herein. We acquired these properties for $35,000 per property, or $350,000, with a down payment of $50,000 and two payments of $150,000; one and November 30, 2005 and one on December 30, 2005. We also agreed to issue shares to Mr. Pescio in the form of warrants, options, or other, to be mutually agreed to, of 100,000 shares of the company for each of the properties.

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

The NTGreen property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl A. Pescio did only limited work on the property and no work has been done by us. We believe that there are indications that an extensive gold system is present on the property that may have significant economic potential, though there is no guarantee that this is the case. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. Discovery of potentially economic gold values we believe will be followed by development of a reserve and, eventually, mining.

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

The HMD property is within a geologic feature called the Northern Nevada Rift that also contains such active projects as the operating Ken Snyder Mine at Midas and the Ivanhoe Project being developed by Hecla Mining Company. Recently mined deposits along the Northern Nevada Rift include the Mule Canyon Mine, about 1 million ounces of gold pre-mining resource, 20 miles to the northwest and the Buckhorn Mine, about 500,000 ounces of gold pre-mining resource, 10 miles to the southeast. Near the range front of the Cortez Range, the property covers a distinct vein of quartz along a fault structure. The structure can be followed for a length of at least one mile and is probably more extensive under gravel cover. The vein is more than 50 feet thick in places along the structure. Shallow drilling by previous operators, including Homestake Mining Company, reportedly encountered significant intervals of subeconomic gold and surface samples reportedly contain as much as 0.1 ounces gold per ton.

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

A schedule of the advanced lease payments for the each of the four properties above (HMD Gold Property, NT Green Gold Property, Wilson Peak Gold Property and the Goodwin Hill Property) are as follows:


           Due Date                         Amount
           --------                         ------

        June 5, 2004                       $ 15,000
        Feb 5, 2005                        $ 22,500
        Feb 5, 2006                        $ 30,000
        Feb 5, 2007                        $ 37,500
        Feb 5, 2008                        $ 50,000
        Feb 5, 2009                        $ 62,500
        Feb 5, 2010                        $ 75,000
        Feb 5, 2011 and each
        year thereafter until
        production commences               $100,000


Upon completion of a bankable feasibility study and payments totaling $105,000, we will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are credited against the 4% production royalty due. A 1% royalty is also due Mr. Pescio on production on property consisting of a 2 mile circumference surrounding the leased property.

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

We are current with all the lease payments on this property as of March 30, 2006.

OTHER CLAIMS ACQUIRED IN 2005

JACK CREEK PROPERTY. On October 3, 2005, we announced the acquisition of the 247-claims (nearly 5,000 acres) Jack Creek property in Elko County, Nevada. Our final purchase price is still being determined. Prior to September 30, 2005, we paid $30,875 to the Bureau of Land Management to secure the claims. This payment was made as consideration on the Exploration License and Option to Lease Agreement entered into between us and Dr. Earl Abbott, and Stanley Keith ("the Owners"), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Dr. Abbott is our president and Mr. Keith is one of our directors.

Under the preliminary terms of this agreement, we were granted a license to explore the property for a period of six-month to determine what claims, if any, it wishes to lease. The term of the license is for six-months, but we have the option to extend. The property, located in the Northern Independence Range, is adjacent to Gateway Gold Corp.'s Big Springs and Dorsey Creek properties currently being explored at a budget of $5.2 million for 2005.

The Jack Creek property is located 3 miles to the southwest, and is believed to share the same structural features as well as similar sedimentary rocks and igneous instructive rocks that are important to the mineralization of the Big Springs Mine.

Between 1987 and 1993 Independence Mining Company, the mine operator at Big Springs, mined 510,000 ounces of gold in seven open pits. At Dorsey Creek, immediately adjacent to the Jack Creek property, Gateway recently announced the discovery of a large Carlin-style gold system including a drill intercept of 20 feet of 0.255 opt (ounces per ton) gold by a previous operator. Our management believes that the gold system extends onto the Jack Creek property and therefore it has the potential of a significant gold deposit discovery.

If we lease all of the 247 claims, we will be required to make the following advance lease payments:


              Due Date                      Amount
              --------                      ------
        Upon signing                       $ 22,500
        1st anniversary                    $ 30,000
        2nd anniversary                    $ 37,500
        3rd anniversary                    $ 50,000
        4th anniversary                    $ 62,500
        5th anniversary and each
            anniversary thereafter         $100,000


If any payments due from us to the Owners, Dr. Abbott, our president and one of our directors, and Mr. Keith, one of our directors, are not paid within 30 days of its due date, interest will be begin to accrue on the late payment at a rate of 2% over the prime rate established by the Department of Business and Industry of the State of Nevada.

Upon completion of a bankable feasibility study and payments totaling $140,000, all subsequent payments will convert into advance minimum royalty payments that are credited against the 4% production royalty due. A 1% royalty is also due the owners on production on property consisting of a 2 mile circumference surrounding the leased property.

We will have the option to purchase one-half of the royalty applicable to the property representing 2% of the net smelter returns. We will also have the right to elect to purchase such part of the royalty in increments representing 1% of the net smelter returns and the purchase price for each such increment shall be $1,500,000. We will have the option to purchase one-half of the area of interest royalty applicable to mineral rights, mining claims and properties which we acquire from third parties representing 0.5% of the Net Smelter Returns. The purchase price for such part of the area of interest royalty shall be $500,000 for the 0.5% of the area of interest royalty applicable to mineral rights, mining claims and properties which we acquire from any third party.

We shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies the owners against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

The terms and obligations disclosed above are based upon preliminary agreements of the parties still under review and may be subject to change.

BROCK DRY HILLS, GOLCONDA, HORSESHOE BASIN, MARR, NORTH BATTLE MOUNTAIN, SOUTH LONE MOUNTAIN, STARGO, WALTI, AND WEST WHISTLER PROPERTIES.

On October 6, 2005, we entered into a preliminary agreement with Mr. Carl Pescio, one of our directors, to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, we are to make advance lease payments to Mr. Pescio on each property based upon the following schedule:


              Due Date                      Amount
              --------                      ------

        Upon signing                       $ 35,000
        1st anniversary                    $ 55,000
        2nd anniversary                    $ 75,000
        3rd anniversary                    $100,000
        4th anniversary                    $125,000
        5th anniversary                    $150,000
        6th anniversary and each
            anniversary thereafter         $200,000

The above $35,000 advance in 2005 was to be paid in installments of $5,000 upon signing. The remaining $30,000 was paid in 2006. We are currently in renegotiations with Mr. Pescio to finalize the actual terms of the 10 leases.

SUMMARY OF MINIMUM LEASE PAYMENTS:

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, our obligation for minimum lease payments on these 15 properties is as follows:


        2006                               $   692,500*
        2007                               $   930,000
        2008                               $ 1,237,500
        2009                               $ 1,550,000
        2010                               $ 1,862,500
        Minimum lease payments in
        Subsequent years                   $ 2,500,000

        * (Excludes the $300,000 paid in 2006 on the above 10 mining properties)


As of December 31, 2005, we incurred $524,333 in acquisition costs. All of the properties held are located in the state of Nevada. We have recently commenced our exploration of these properties and have yet to determine whether any of our properties are commercially viable. In order for us to complete this analysis, additional funding is required.

DESCRIPTIONS OF OUR PROPERTIES:

Brock Property: A total of 222 lode claims (about 4,440 acres) in Eureka County, Nevada comprise the Brock Property. It is located in the Monitor Range, about 36 miles southwest of Eureka, Nevada. It is also about 24 miles northeast of the Northumberland Mine where Newmont Mining Company is developing a gold resource to augment the more than 200,000 ounces of gold already produced there by previous operators. The geologic setting at Brock is similar to Northumberland with alteration and mineralization occurring in the Lower Plate/Eastern "carbonate" assemblage of the Roberts Mountains Thrust Fault. At Brock alteration/mineralization in the form of jasperoid is widespread throughout the carbonate assemblage.

Dry Hills Property: A total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada comprise the Dry Hills Property. It is located in the Dry Hills, about 20 miles southwest of Carlin, Nevada. The property is underlain by Jurassic volcanic rocks and volcanic sediments are cut by mineralized northeast-trending fracture zones.

Golconda Property: A total of 108 lode claims (about 2,160 acres) in Humboldt County, Nevada comprise the Golconda Property. It is located in Rock Creek Valley, about 12 miles east of Winnemucca, Nevada and near the intersection of the Getchell Trend (more than 30 million ounces of gold) and the north end of the Battle Mountain-Eureka (also known as the Cortez) Trend (more than 20 million ounces of gold in this area). Total gold resources are taken from a variety of operating company publications. Mineralized Paleozoic formations and mineralized fault structures are projected into the Golconda Property, but are covered by younger alluvium and basalt.

Horseshoe Basin Property: A total of 50 lode claims (about 1,000 acres) in Lander County, Nevada comprise the Horseshoe Basin Property. It is located in the Fish Creek Mountains about 30 miles south of Battle Mountain, Nevada and about 4 miles south of the McCoy and Cove deposits with combined resources of
4.5 million ounces of gold and 165 million ounces of silver. Triassic sedimentary rocks are intruded by both Jurassic and Tertiary igneous intrusive rocks, producing precious metal-bearing skarn. At Horseshoe Basin, an erosional window exposes various intrusive rocks that contain alteration and mineralization with quartz veins containing values to as high as 0.35 ounce per ton gold.

Marr Property: A total of 93 lode claims (about 1,840 acres) in Lander County, Nevada comprise the Marr Property. It is located between the Fish Creek Mountains and the Ravenswood Mountains about 50 miles southwest of Battle Mountain, Nevada. The property is along the Western Nevada Rift, host to the Sleeper deposit that has a recorded production of 1.68 million ounces of gold at less than $100 per ounce production cost. At Marr, northeast-trending fractures control a 2 mile long and 3,000 feet wide system of mineralization and alteration in the form of silicification and brecciation with surface grab samples reported as high 0.10 ounce per ton gold. Limited drilling by a previous operator encountered gold mineralization to 0.03 ounce per ton.

North Battle Mountain Property: A total of 73 lode claims (about 1,460 acres) in Lander County, Nevada comprise the North Battle Mountain Property. It is located in the Sheep Creek Range, about 4 miles northeast of Battle Mountain, Nevada, along the northern extension of the Battle Mountain-Eureka (Cortez) Trend. Paleozoic rocks of the upper plate of the Roberts Mountains Thrust Fault exposed in erosional windows through shallow alluvium, are mineralized on the property in a similar fashion as at White Knight Resources' Slaven Canyon property (approx. 100,000 ounces of gold resource) about 20 miles to the southeast.

South Lone Mountain Property: A total of 140 lode claims (about 2,800 acres) in Eureka County, Nevada comprise the South Lone Mountain Property. It is located on the west flank of the Mountain Boy Range in Antelope Valley about 15 miles southwest of Eureka, Nevada. The property is covered by alluvium that obscures Paleozoic sedimentary rocks. A Jurassic igneous intrusive body is exposed in the nearby hills to the east. Faults that are an extension of the Cortez Fault traverse the property.

Stargo Property: A total of 257 lode claims (about 5,140 acres) in Nye County, Nevada comprise the Stargo Property. It is located in the Monitor Range about 45 miles southwest of Eureka, Nevada and about 20 miles west of the Northumberland Mine. The geologic setting at Stargo is similar to Northumberland with alteration and mineralization occurring in the Lower Plate/Eastern "carbonate" assemblage of the Roberts Mountains Thrust Fault and near altered intrusive igneous bodies. At Stargo alteration and mineralization in the form of jasperoid is widespread throughout the carbonate assemblage, near altered igneous intrusive bodies, and along faults.

Walti Property: A total of 402 lode claims (about 8,040 acres) in Eureka and Lander Counties, Nevada comprise the Walti Property. It is located in Grass Valley about 62 miles south of Carlin, Nevada. An intersection of important fault structures is covered by alluvium on the Walti Property. Regional published geophysics suggests the presence of an intrusive igneous rock body coincident with the intersection. Paleozoic rocks that host gold deposits about 12 miles north are believed to exist beneath the alluvium.

West Whistler Property: A total of 103 lode claims (about 2,060 acres) in Eureka County, Nevada comprise the West Whistler Property. It is located on the west flank of Whistler Mountain about 10 miles northwest of Eureka, Nevada. Alteration and mineralization in the form of jasperoid is developed in rocks of the Overlap assemblage of the Roberts Mountains Thrust Fault on the flanks of an intrusive igneous body.

Related property maps are viewable at our website: www.tornadogold.com.

INTELLECTUAL PROPERTY. We use the trade names of Tornado Gold International Corp. We also own the domain name and content of our website, located at www.tornadogold.com. Our website costs $17 per month, though occasionally higher costs are incurred when we add information to our website. We depend on our management's expertise in assessing potential property acquisitions, and as such, our business depends on that proprietary information.

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

EMPLOYEES. We do not have any employees other than our officer, Dr. Abbott, our President and Chief Executive Officer. We believe that our relations with this employee are good. We have not finalized the agreement we have with Mr. Drazenovic, our new Chief Financial Officer, but pay him a salary. We are not a party to any collective bargaining agreements. We do not compensate our directors, Mr. Pescio and Mr. Keith, as employees, but have agreements with them and with Dr. Abbott to issue stock options for their services as our directors. We pay our officers and directors for their mining exploration and administrative services to us as consultants, not as employees, and we also have an assistant who is being paid through a staffing agency.

FACILITIES. As of December 31, 2005, our executive, administrative and operating offices were located at 8600 Technology Way, Suite 118, Reno NV 89521.

ITEM 2. DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US. As of the dates specified in the following table, we held the following property:


        PROPERTY              DECEMBER 31, 2005        DECEMBER 31, 2004
        --------              -----------------        -----------------

        Cash                            $64,333                  $53,141
        Other current asset              $6,395                   $1,395
        Mining claims                  $524,333                 $122,151


A detailed description of our mining claims in included in Item 1.

OUR FACILITIES. As of December 31, 2005, our offices our executive, administrative and operating offices were located at 8600 Technology Way, Suite 118, Reno NV 89521. Our office is leased in six-month terms that automatically renew, at a cost of $1,395 per month, and consists of office space that is approximately 258 square feet. Our current lease term expires October 31, 2006, and automatically renews at that point. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

ITEM 3. LEGAL PROCEEDINGS.

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

COMMON STOCK. We are authorized to issue 100,000,000 shares of common stock. We have no other classes of stock authorized.

As of March 30, 2006, there were 28,791,726 shares of our common stock were issued and outstanding held by 23 record holders of our common stock.

PRICES OF COMMON STOCK. We participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "TOGI". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading in mid-December 2005 on the OTCBB. Our shares are dually quoted on both the Pink Sheets and OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


QUARTER ENDED   APPROX. CLOSING PRICE*   HIGH BID QUOTATION    LOW BID QUOTATION

03/31/05            $    0.88

06/30/05            $    0.52

09/30/05            $    0.84

12/31/05                                     $     0.75            $     0.70

03/31/06                                     $     0.60            $     0.55


*High and low bid quotation data is not available for activity prior to December 2005

OPTIONS. We have a total of 210,000 exercisable options to purchase shares of our common stock currently outstanding, of which 60,000 were granted in 2003, and 150,000 were granted in 2005.

We have 150,000 options outstanding to purchase shares of our common stock at $0.75 per share to Access Capital, a consultant, pursuant to a consulting service agreement. Of these 150,000 options, 25,000 options were granted in September 2005 and 125,000 options were granted in December 2005. These 150,000 options expire September 28, 2010.

We have 60,000 options outstanding to purchase shares of our common stock at $0.15 per share. These options were granted to our former management and expire in March 2014.

WARRANTS. We have 625,000 warrants outstanding to purchase shares of our common stock at $0.85 per share. These warrants expire in December 2010.

RECENT SALES OF UNREGISTERED SECURITIES. In April 2005, we issued 1,104,271 (or 1,325,126 post-split) shares of our common stock to New Regent Industries, a noteholder, in settlement of promissory notes totaling $1,025,000 plus accrued interest at the rate of $1.00 per share. In December 2005, we sold 625,000 units in a private placement at a price of $0.80 per unit to an investor, Green Shoe Investments Inc., who is also a note holder. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at $0.85 per share. The warrants expire in December 2010.

We have 150,000 options outstanding to purchase shares of our common stock at $0.75 per share to Access Capital, a consultant, pursuant to a consulting service agreement. Of these 150,000 options, 25,000 options were granted in September 2005 and 125,000 options were granted in December 2005. These 150,000 options expire September 28, 2010.

In March 2006, we executed convertible promissory notes with Green Shoe Investments Inc. for several amounts: $149,857.64, for funds received January 13, 2006; $249,980.00, for funds received February 8, 2006; $250,000.00 for funds received on February 16, 2006. These notes bear interest at 8% per annum and are convertible at our sole discretion on or before the due date, December 31, 2006, at a rate of $1.00 per share.

These instruments were all issued in reliance on that exemption from registration under Regulation S, as a transaction not involving any public offering to a non-U.S. investor.

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

EQUITY COMPENSATION PLANS. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 5,000,000 shares of common stock were authorized for issuance as Incentive Stock Options or Nonstatutory Stock Options. There were 2,500,000 options were originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan was terminated and all options issued under the stock option plan shall be cancelled except for 60,000 stock options which remain outstanding under this plan.

The following information applies as of December 31, 2005.**


-------------------------------- -------------------------------- --------------------------------- --------------------------------
PLAN CATEGORY                      NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE PRICE   NUMBER OF SECURITIES REMAINING
                                     ISSUED UPON EXERCISE OF          OF OUTSTANDING OPTIONS,        AVAILABLE FOR FUTURE ISSUANCE
                                  OUTSTANDING OPTIONS, WARRANTS        WARRANTS AND RIGHTS(b)          UNDER EQUITY COMPENSATION
                                         AND RIGHTS (a)                                                  (EXCLUDING SECURITIES
                                                                                                         REFLECTED IN COLUMN (a))
-------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans                    60,000                             $.15                              n/a
approved by security holders
-------------------------------- -------------------------------- --------------------------------- --------------------------------
Equity compensation plans not                   0                               n/a                               n/a
approved by security holders
-------------------------------- -------------------------------- --------------------------------- --------------------------------
Total                                        60,000                             $.15                              n/a
-------------------------------- -------------------------------- --------------------------------- --------------------------------



** the table above does not include the stock options described below, which have not been granted.

Pursuant to our 2005 stock option plan, which was adopted by our Board of Directors on April 15, 2005, we plan on compensating our directors as follows:

We anticipate that Earl W. Abbott will receive up to 500,000 options, of which 250,000 will vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent and if financing can be arranged; the exercise price of these options will be $1.00 per share.

We anticipate that Stanley B. Keith and Carl A. Pescio will each receive up to 250,000 options, of which 125,000 will vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall vest according to the same mining project schedule as above.

As of March 30, 2006, none of these options had been granted, and this 2005 Plan has not been ratified by our shareholders, which may affect their status as qualified options.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o     a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conductof trading in penny stocks; and
     o such other information and is in such form(including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

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

On August 18, 2004, our Board of Directors approved a 6.81818 for 1 stock split of our issued and outstanding common stock which was effectuated through a dividend of 5.81818 shares for each share of common stock outstanding as of the record date. Our intent of the stock split was to increase the marketability and liquidity of our common stock and hopefully increase the value of its common stock. The dividend was payable on August 31, 2004 for shareholders of record on August 30, 2004. After the split, the total number of our issued and outstanding shares of common stock was 45,012,000 shares. Our common stock continues to be $0.001 par value. Fractional shares were rounded upward. This action was facilitated by the change to our Articles of Incorporation, increasing the our authorized stock to 100,000,000 shares of common stock, which was given effect on August 25, 2004 by filing a certificate of amendment with the Nevada Secretary of State. Subsequent to this August 2004 split and prior to the May 2005 split, on April 15, 2005, we redeemed 22,644,000 shares belonging to our management.

On May 16, 2005, we authorized a 1.2 for 1 stock split of our outstanding common stock which was effectuated through a dividend of 0.2 shares for each share of common stock outstanding as of the record date. Our intent with the stock split was to increase the marketability and liquidity of our common stock and to hopefully increase the value of our common stock. The dividend was payable on May 31, 2005 for shareholders of record on May 27, 2005. After the split, the total number of our issued and outstanding shares of common stock was 28,166,726 shares. Our common stock will continue to be $0.001 par value. Fractional shares were rounded upward.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts receivables, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

It is our policy to initially capitalize all acquisition costs associated with our mining property including advance lease payments and other such acquisition costs. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

OVERVIEW. We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc., which sells consumer electronics products and other name brand consumer products over the Internet.

In March 2004 , pursuant to a Plan of Reorganization and Acquisition, we disposed of our operating asset, Salty's Warehouse, Inc., when our prior management departed. Under our new management, we undertook a different business focus: the identification and acquisition of properties exhibiting the potential for gold mining operations by others. On July 7, 2004, we changed our name from Nucotec, Inc. to Tornado Gold International Corp. to reflect our new business focus. The name change was approved on May 12, 2004, by unanimous approval of our Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $64,333 as of December 31, 2005 and prepaid expenses of $6,395, making our total current assets $70,728. We also had mining assets of $859,968, making our total assets $930,696 as of December 31, 2005. Our current liabilities as of December 31, 2005 were $456,966, which was represented by accounts payable of $13,301 and notes payable of $443,665 including accrued interest of $12,687. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to pay our day-to-day expenses so that we are able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

As of December 31, 2005 we had a net working capital deficit of $386,238 as compared to $981,013 of December 31, 2004. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005 and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004 we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 post-split shares of our common stock.

On July 1, 2005, we entered into a promissory note with another unrelated third party, Gatinnara Holdings, for $100,000 due December 31, 2005 and bearing 8% per annum interest. This note was extended to December 31, 2006. From August through October 2005, we executed a series of promissory notes with yet another unrelated third party, Green Shoe Investments Inc., for funds as follows: August 9, 2005 for $150,000; August 26, 2005 for $31,000; September 15, 2005 for
$50,000; and October 5, 2005 for $99,977.50. Each of these notes was due December 31, 2005 and extended to December 31, 2006 and bears interest at 8% per annum. We use these funds for working capital and payment on our property leases.

In December 2005, we sold 625,000 units to Green Shoe Investments Inc., for approximately $500,000 or $0.80 per unit; each unit consisted of one share of our common stock and one warrant to purchase a share of our common stock for $0.85. These units were sold in a private placement.

Subsequent to the year ended December 31, 2005, we executed another series of promissory notes with Green Shoe Investments Inc., as follows: $149,857.64 received on January 13, 2006; $249,980.000 received on February 8, 2006; and $250,000.00 received on February 16, 2006. These are convertible promissory notes bearing interest at 8% per annum, and convertible to shares of our common stock at the rate of $1.00 per share, at the discretion of our management. We use these funds for working capital and payment on our property leases.

Net cash used in operating activities was $223,645 for the year ended December 31, 2005 compared to $199,435 for the year ended December 31, 2004.

Since we have no current source of revenue, our only source of cash is from the issuance of debt or equity instruments.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. Since March 2004, when we had a change of management and undertook a different business focus, which is the identification and acquisition of potential gold mining properties for resale to others, we no source of revenues for the foreseeable future. However, due to the change in our business plan, we must raise additional capital in order to have resources sufficient to fund all or our general and administrative expenses for the next twelve months.

Since we have as no established source of material revenue and have incurred a net loss from continuing operations of $281,224, and at December 31, 2005 had a negative working capital of $386,238 and had an accumulated deficit of $1,203,983, there is a substantial doubt about our ability to continue as a going concern as noted by our independent auditor.

RESULTS OF OPERATIONS.

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31,
2004.

REVENUE. We have realized no revenues for the year ended December 31, 2005. We will be unable to generate revenues until we are able to resell one of the properties we have acquired, or may in the future acquire, if such property exhibits the potential for gold mining operations, which would make it attractive for purchase by a potential operator. For the year ended December 31, 2004, we also had no revenues.

OPERATING EXPENSES. For the year ended December 31, 2005, our total operating expenses were $580,934 of which $404,543 was specifically related to mining exploration and $158,522 related to general and administrative expenses. In addition, we recognized compensation expense in 2005 of $17,869 in connection with the granting of options to purchase 150,000 shares of our common stock. During the year ended December 31, 2005, we accrued $35,925 in interest expense on notes payable totaling $443,665. No interest has been paid on these notes.

Of the $404,543 in expenses that we incurred in our mining operations during the year ended December 31, 2005, $61,775 was paid to Dr. Abbott, our president and one of our directors for his technical consulting services to us, $5,744 was paid to Mr. Pescio and $1,389 paid to Mr. Keith, our other directors. The remaining $335,635 was paid to the Bureau of Land Management for the annual leasing of our properties. Of the $158,522 that we incurred in general and administrative expenses, $28,175 was paid to Dr. Abbott, our president for management services and $1,960 was paid to Mr. Keith for administrative expenses, $47,877 was incurred for accounting and legal professional services relating to the preparation and filing our reporting obligations, rent expense of $16,742, investor relations expense of $19,084, office expenses of $7,008, telephone of $1,034 and travel expenses which were reimbursed to Dr. Abbott totaling $25,609 and $579 to Mr. Keith.

This is in comparison to the year ended December 31, 2004: of the $51,388 that we incurred in our mining operations $26,763 related to geological studies of which $17,482 was paid to our President for his technical consulting services to us. The remaining $24,625 was paid to the Bureau of Land Management for the annual leasing of our properties. Of the $147,931 that we incurred in general and administrative expenses, $18,786 was paid to our president for management services, $102,820 was incurred for accounting and legal professional services relating to the preparation and filing our application for listing on the Over the Counter Bulletin Board and reporting obligations, rent expense of $13,095, and travel expenses which were reimbursed to our President totaling $8,768. Also in 2004, we recognized compensation expense of $4,540 in connection with the granting of options to our former management to purchase 60,000 shares of our common stock.

The increase in our operating expenses, and loss from operations and net loss is due to our acquisitions of additional property interests.

NET INCOME (LOSS). Our loss from operations for the year ended December 31, 2005 totaled $580,934. With our interest expense of $35,925, our net loss was $616,859. This is in comparison to the year ended December 31, 2004, where we had operating expenses of $203,859. We also had $57,873 in interest expenses which we incurred during the year ended December 31, 2004. Loss from discontinued operations during the year ended December 31, 2004 amounted to $871, making our net loss $260,861.

Our expenses and net losses for the year ended December 31, 2005 are higher than those for the same period ended in 2004 due to increased property acquisitions and exploration under our new business plan. In March 2004, we underwent a change of management; our prior management received our former operating subsidiary, and our new management has acquired interests in properties exhibiting the potential for mining operations as part of our new business plan, which accounts for the changes in our operating expenses. We anticipate that we will continue to incur significant general and administrative expenses, but hope to generate income as we acquire property interests, perform our geological analyses and sell or lease those property interests to others.

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS. During the year ended December 31, 2005, we acquired ten mineral properties in Nevada from Carl Pescio (a non-employee director) for $140,000 which in the aggregate represent approximately 1,600 claims. Each of the ten properties obligated us to pay advance royalties of $35,000 per property (i.e., $350,000 in the aggregate), and $50,000 upon execution of the letter agreement. Management believes that these acquisitions will provide us greater opportunities for exploration.

During the last quarter in 2005, we issued five promissory notes totaling in aggregate $430,977.50. Each promissory note carried terms of 8% annual interest and conversion rights at the discretion of management. Earlier in the year, we converted our outstanding notes payable as of December 31, 2005 to New Regent Industries Limited 1,104,271 pre-split shares of our common stock on a one-for-one basis.

In addition, we received approximately $500,000 in the last quarter of 2005. These funds represent a private placement purchase of 625,000 units at US$.80 per unit by Green Shoe Investments, Inc. The units issued to Green Shoe Investments Inc. included 625,000 warrants, each warrant allows Green Shoe Investments, Inc., to purchase one share of our common stock at $0.85; those warrants expire in 5 years.

Subsequent to the December 31, 2005 year-end, we issued three convertible promissory notes to Green Shoe Investments Inc. for an aggregate total of approximately $649,898. The funds received are intended for general working capital purposes and holding costs for properties we acquired. The amounts of the notes are as follows: (1) $149,857.64 for funds received January 13, 2006,
(2) $249,980.00 received February 8, 2006, and (3) $250,000.00 for funds received February 16, 2006. These notes are all due December 31, 2006, bear interest at 8% and are convertible at the discretion of the board to shares of our common stock at $1.00 per share.

During the quarter ended March 31, 2006, we made advance lease payments of $550,000 to Mr. Pescio on our mining claims.

In anticipation of further exploration activity and hence financing requirements, we hired a new Chief Financial Officer. Effective March 28, 2006, the Board of Directors accepted the resignation of Earl W. Abbott as Chief Financial Officer (Dr. Abbott remains on as our President and CEO) and appointed George Drazenovic as our Chief Financial Officer.

With the acquisition of several mining properties in 2005 and the recent appointment of a new Chief Financial Officer, we believe we are in a more favorable position to pursue further exploration activities over the next twelve months. However, it is management's opinion that we will require significant financial resources (approximately $5,000,000) to fully complete our intended exploration program.

We have a cash balance of $64,333 as of December 31, 2005, and we believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to exploit our properties. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all and if adequate funds are not available. Our ability to continue or expand our operations may be significantly hindered. We have not contemplated any plan of liquidation in the event that we do not generate revenues.

As an exploration company, we are not currently conducting any research and development activities and we do not anticipate conducting such activities in the near future. In the event that we obtain significant funding to fully implement our exploration program, we will need to hire additional employees or independent contractors and possibly purchase or lease additional equipment. With large current demand for resource exploration equipment and human capital in the state of Nevada, there is no guarantee that we will be able to meet our equipment and human capital needs. However, management believes that the network of relationships developed over the years by our officers and directors in Nevada will largely mitigate any shortages that similar companies face.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:



                        TORNADO GOLD INTERNATIONAL CORP.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                    CONTENTS

                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

FINANCIAL STATEMENTS:

     Balance Sheet as of December 31, 2005                             F-2

     Statements of Operations for the years
     ended December 31, 2005 and 2004                                  F-3

     Statement of Stockholders' Deficit for
     the years ended December31, 2005and 2004                          F-4

     Statements of Cash Flows for the years
     ended December 31, 2005 and 2004                                  F-5

     Notes to Financial Statements                                 F-6 to F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Tornado Gold International Corp. (formerly Nucotec, Inc.)
Reno, Nevada

We have audited the accompanying balance sheet of Tornado Gold International, Inc. (formerly Nucotec, Inc.) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tornado Gold International Corp. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has no established source of material revenue, has incurred a net loss from continuing operations of $616,859, and at December 31, 2005 had a negative working capital of $386,238 and had an accumulated deficit of $1,539,618, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jonathon Reuben
----------------------------
Jonathon Reuben
CERTIFIED PUBLIC ACCOUNTANTS
Torrance, California
March 31, 2006

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  Balance Sheet


                                                                    DECEMBER 31,
                                                                        2005
                                                                    -----------

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $    64,333
      Prepaid expenses                                                    6,395
                                                                    -----------
TOTAL CURRENT ASSETS                                                     70,728

MINING CLAIMS                                                           524,333

                                                                    -----------
TOTAL ASSETS                                                        $   595,061
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $    13,301
      Notes payable (including accrued interest of $12,687)             443,665

                                                                    -----------
TOTAL CURRENT LIABILITIES                                               456,966
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
         authorized; 28,791,726 shares issued and outstanding            28,792
      Additional paid in capital                                      1,649,339
      Accumulated deficit                                            (1,539,618)
      Subscription receivable                                              (418)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                             138,095
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   595,061
                                                                    ===========


    The accompanying notes are an integral part of these financial statements




                                TORNADO GOLD INTERNATIONAL CORP.
                                    (formerly Nucotec, Inc.)
                                    Statements of Operations


                                                                          YEARS ENDED
                                                                ------------------------------
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                    2005             2004
                                                                -------------    -------------

NET REVENUE                                                     $          --    $          --

OPERATING EXPENSES
     Compensation expense on option grant                              17,869            4,540
     Mining exploration expenses                                      404,543           51,388
     General and administrative expenses                              158,522          147,931
                                                                -------------    -------------
                                                                      580,934          203,859
                                                                -------------    -------------

LOSS FROM OPERATIONS                                                 (580,934)        (203,859)
                                                                -------------    -------------

OTHER INCOME (EXPENSE)
     Interest expense                                                 (35,925)         (57,873)

                                                                -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                                          (35,925)         (57,873)
                                                                -------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS                                     (616,859)        (261,732)

PROVISION FOR INCOME TAXES                                                 --               --
                                                                -------------    -------------
NET LOSS FROM CONTINUING OPERATIONS                                  (616,859)        (261,732)
                                                                -------------    -------------

DISCONTINUED OPERATONS:
     Income (loss) from operations of discontinued operations              --              871
                                                                -------------    -------------
                                                                           --              871
                                                                -------------    -------------

NET LOSS                                                        $    (616,859)   $    (260,861)
                                                                =============    =============

NET LOSS PER SHARE - BASIC AND DILUTED
     Continuing operations                                      $       (0.02)   $       (0.00)
     Discontinued operations                                            (0.02)           (0.00)
                                                                -------------    -------------
                                                                $       (0.02)   $       (0.00)
                                                                =============    =============
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUTSTANDING - BASIC AND DILUTED                        35,582,682      573,790,330
                                                                =============    =============


           The accompanying notes are an integral part of these financial statements

                                              F-3







                                                 Tornado Gold International Corp.
                                                     (FORMERLY NUCOTEC, INC.)
                                          Consolidated Statement of Stockholders' Deficit

                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                ADDITIONAL
                                       COMMON STOCK               PAID-IN        ACCUMULATED      SUBSCRIPTION
                                 SHARES           AMOUNT          CAPITAL          DEFICIT         RECEIVABLE          TOTAL
                             --------------   --------------   --------------   --------------   --------------   --------------

BALANCE, DECEMBER 31, 2003    2,486,299,200   $        6,076   $       17,424   $     (111,658)  $           --   $      (88,158)

Redemption of
  shares for Saltys          (2,091,093,840)          (5,110)           1,418               --           (3,692)
Redemption of
  shares for cash              (375,563,760)            (918)         (17,424)        (551,658)              --         (570,000)
Issuance of shares
  for cash                       34,372,800               84            9,916               --               --           10,000
Gain on settlement
  of notes                               --               --           49,309               --               --           49,309
Fair value of options
  granted to consultants                 --               --            4,540               --               --            4,540
Reallocation due to
  stock splits                           --           53,882          (53,882)              --               --
Net loss                                 --               --               --         (260,861)              --         (260,861)
                             --------------   --------------   --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 2004       54,014,400           54,014            9,883         (922,759)              --         (858,862)

Coversion of notes
  payabe and accrued
  interest into shares
  of common stock                 1,325,126            1,325        1,102,946               --               --        1,104,271
Redemption of shares
  for cash                      (27,172,800)         (27,172)          19,266           (7,906)
Issuance of shares for cash         625,000              625          499,375               --             (418)         499,582
Fair value of options
  granted to consultants                 --               --           17,869               --               --           17,869
Net loss                                 --               --               --         (616,859)              --         (616,859)

                             --------------   --------------   --------------   --------------   --------------   --------------
BALANCE, DECEMBER 31, 2005       28,791,726   $       28,792   $    1,649,339   $   (1,539,618)  $         (418)  $      138,095
                             ==============   ==============   ==============   ==============   ==============   ==============


                             The accompanying notes are an integral part of these financial statements

                                                                F-4







                                    TORNADO GOLD INTERNATIONAL CORP.
                                        (formerly Nucotec, Inc.)
                                        Statements of Cash Flows


                                                                                     YEARS ENDED
                                                                              -------------------------
                                                                              DECEMBER 31,  DECEMBER 31,
                                                                                 2005          2004
                                                                              -----------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                       $  (616,859)  $  (261,732)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Value of options/warrants granted for services                             17,869         4,540
    Changes in:
      Accounts receivable                                                              --            52
      Inventory                                                                        --           680
      Prepaid expenses and other current assets                                    (5,000)       (1,395)
      Accounts payable and accrued expenses                                        44,710        58,420
                                                                              -----------   -----------
Net cash used in operating activities                                            (559,280)     (199,435)
                                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining claims                                                    (402,182)     (122,151)
                                                                              -----------   -----------
Net cash used in investing activities                                            (402,182)     (122,151)
                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                   480,978       975,000
    Payment on note payable, related party                                             --       (42,500)
    Repurchase of shares of common stock                                           (7,906)     (570,000)
    Proceeds from issuance of common stock                                        499,582        10,000
    Transfer of Salty's Warehouse, Inc's cash balance at date of disposition           --        (6,068)
                                                                              -----------   -----------
Net cash provided by financing activities                                         972,654       366,432
                                                                              -----------   -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS                                         11,192        44,846

NET LOSS FROM DISCONTINUED OPERATIONS                                                  --           871

CASH AND CASH EQUIVALENTS, Beginning of year                                       53,141         7,424
                                                                              -----------   -----------

CASH AND CASH EQUIVALENTS, End of year                                        $    64,333   $    53,141
                                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                             $        --   $        --
                                                                              ===========   ===========
    Income taxes paid                                                         $        --   $        --
                                                                              ===========   ===========


                The accompanying notes are an integral part of these financial statements



                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION

     Organization
     ------------

     Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). Prior to the plan of reorganization (see Note 2 below) which occurred on March 19, 2004, the Company through its subsidiary, Salty's Warehouse, Inc. sold various home and automobile electronic equipment, computer accessories and supplies. The Company is currently exploring certain mining properties for future development and production (See Note
     3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going Concern
     -------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended December 31, 2005 of $616,859, and at December 31, 2005 had a negative working capital of $386,238 and had an accumulated deficit of $1,539,618. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     Plan of Reorganization
     ----------------------

     On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 2,091,093,840 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. (the "Transfer"). Earl T. Shannon, Steven
     W. Hudson, and Scott W. Bodenweber to redeem 397,660,560 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000 (the "Sale"). The $570,000 was paid on March 19, 2004. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber have resigned as officers of the Company. Earl W. Abbott has been appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 34,372,800 (84,000 pre-split) shares of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.


     Stock Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. There were no options issued to employees during the year ended December 31, 2005 and 2004; therefore the pro forma disclosure is not presented.

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

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     Use of Estimates
     ----------------

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


     Fair Value of Financial Instruments
     -----------------------------------

     For certain of the Company's financial instruments, including cash, deposits, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.


     Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.


     Concentration of Credit Risk
     ----------------------------

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


     Revenue Recognition
     -------------------

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

     The Company has not generated any revenue from it mining operations.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     Mining Costs
     ------------

     Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.


     Income Taxes
     ------------

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


     Loss Per Share
     --------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2005 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 35,692,201 and 573,837,508 for the year ended December 31, 2005 and 2004, respectively.

     Reclassification
     ----------------

     Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

     In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

     The Company believes that the adoption of these standards will have no material impact on its financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 3 - MINING CLAIMS

     On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. Terms of each of the four leases are as follows:

     Schedule of advanced lease payment for each property:


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

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     The Company paid the first lease payment of $15,000 in June 2004 and paid the second lease payment in July 2005 on each of the four properties.

     On October 3, 2005, the Company announced the acquisition of the 247-claims (nearly 5,000 acres) Jack Creek property in Elko County, Nevada. The Company final purchase price is still being determined. Prior to September 30, 2005, the Company paid $30,875 to the Bureau of Land Management to secure the claims. This amount is shown as a deposit in the accompanying balance sheet.

     On October 6, 2005, the Company entered into a preliminary agreement with Mr. Carl Pescio, a Director of the Company, to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, the Company is to make advance lease payments to Mr. Pescio on each property based upon the following schedule:


                   Due Date                      Amount
          --------------------------             ------
          Upon signing                          $ 35,000
          1st anniversary                       $ 55,000
          2nd anniversary                       $ 75,000
          3rd anniversary                       $100,000
          4th anniversary                       $125,000
          5th anniversary                       $150,000
          6th anniversary and each
            anniversary thereafter              $200,000

     The above $35,000 advance in 2005 was to be paid in installments of $5,000 upon signing. The remaining $30,000 was paid in 2006. The Company is currently in renegotiations with Mr. Pescio to finalize the actual terms of the 10 leases.

     Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, the Company's obligation for minimum lease payments on these 14 properties is as follows:


          2005
          2006                                $  670,000
          2007                                $  900,000
          2008                                $1,200,000
          2009                                $1,500,000
          2010                                $1,800,000
          Minimum lease payments in
            Subsequent years                  $2,400,000

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     Other claims:
     -------------

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


     A Description of the mining properties leased by the Company is as follows:
     ---------------------------------------------------------------------------

         The NTGreen Property is located in central Lander County, Nevada about 40 miles southwest of the town of Battle Mountain. The property is within the Battle Mountain/Eureka (Cortez) Trend at the northern end of the Toiyabe Range.

         The HMD Gold Property is located in Eureka County, Nevada along the west side of the Cortez Range, about 30 miles southwest of the town of Carlin, and about 10 miles north of the Buckhorn deposit. Access to the property is gained by driving 41 miles west of Elko on I-80, then 20 miles south on SH-306 to the town of Crescent Valley. A well-maintained gravel road leads east-southeast past the Hot Springs Point to the vicinity of the Dean Ranch. A two-track road leads to the southeast and the property position is reached in about one-half mile.

         The Goodwin Hill Gold Property is located in east central Lander County, Nevada about 60 miles south of the town of Battle Mountain and about 25 miles northeast of the town of Austin. It is positioned in grass Valley between the Simpson Park Range to the east and the Toiyabe Range to the west.

         The Wilson Peak property is located in Elko County, Nevada about 70 miles north of the town of Elko and about 20 miles north of the town of Tuscarora. The property area is west of the Independence Gold Trend and is part of a north-south line of gold-silver occurrences in Tertiary volcanic rocks.

         Jack Creek Property is located in the northern Independence Range about 50 miles north of Elko, Elko County, Nevada. It is comprised of 247 lode mining claims (nearly 5,000 acres) adjacent to Gateway Gold Corp.'s (TSX Venture:GTQ) Big Springs and Dorsey Creek Properties. About 3 miles to the northeast.

         Stargo Property is located in the Monitor Range about 45 miles southwest of the town of Eureka and about 20 miles west of the Northumberland Mine and comprises of a total of 257 lode claims (about 5,140 acres) in Nye County, Nevada.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



         West Whistler Property is located on the west flank of Whistler Mountain, about 10 miles northwest of the town of Eureka and comprises of a total of 103 lode claims (about 2,060 acres) in Eureka County, Nevada.

         Brock Property is located in the Monitor Range about 36 miles southwest of the town of Eureka and about 24 miles northeast of the Northumberland Mine and comprises a total of 222 lode claims (about 4,440 acres) in Eureka County, Nevada.

         Horseshoe Basin Property is located in the Fish Creek Mountains about 30 miles south of the town of Battle Mountain and about 4 miles south of the McCoy and Cove deposits

         South Lone Mountain Property is located on the west flank of the Mountain Boy Range in Antelope Valley about 15 miles southwest of the town of Eureka and consists of a total of 140 lode claims (about 2,800 acres) in Eureka County, Nevada

         Golconda Property is located in Rock Creek Valley about 12 miles east of the town of Winnemucca and near the intersection of the Getchell Trend and the north end of the Battle Mountain-Eureka Trend and comprises of a total of 108 lode claims (about 2,160 acres) in Humboldt County, Nevada.

         North Battle Mountain Property is located in the Sheep Creek Range about 4 miles northeast of the town of Battle Mountain near the northern extension of the Battle Mountain-Eureka (Cortez) Trend and comprises a total of 73 lode claims (about 1,460 acres) in Lander County, Nevada.

         Dry Hills Property is located in the Dry Hills about 20 miles southwest of the town of Carlin and .comprises of a total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada.

         Walti Property is located in Grass Valley about 62 miles south of the town of Carlin and consists of a total of 402 lode claims (about 8,040 acres) in Eureka and Lander Counties, Nevada.

         Marr Property is located between the Fish Creek Mountains and the Ravenswood Mountains about 50 miles southwest of the town of Battle Mountain. The property is along the Western Nevada Rift and consists of a total of 93 lode claims (about 1,840 acres) in Lander County, Nevada.


         As of December 31, 2005, the Company incurred a total of $524,333 in acquisition costs. The Company has recently commenced its exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 4 - NOTES PAYABLE, RELATED PARTIES

     On April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 shares of the Company's common stock.

     On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note at December 31, 2005 amounted to $4,011.

     From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and matures on December 31, 2006. Accrued interest related to these notes at December 31, 2005 amounted to $8,676.


NOTE 5 - STOCKHOLDERS' EQUITY

     Common stock
     ------------

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

     In March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 1,742,113,632 of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc.

     In March 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 312,886,363 of their shares of the Company's common stock in exchange for $570,000. The $570,000 was paid on March 19, 2004.

     In March 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 28,836,364 of common stock from the Company for $10,000. The payment for these shares was received in April 2004.

     On April 15, 2005, the Company's officers and directors agreed to redeem 27,172,800 of their shares for $7,906 or $.0002909 per share. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     As discussed in Note 4, on April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 shares of the Company's common stock.

     In the 4th quarter of 2005, the Company sold 625,000 shares of common stock to an investor for total cash proceeds of $500,000. In connection with this transaction, the Company also issued to this investor a warrant to purchase 625,000 shares of common stock for $0.85 per shares. As of December 31, 2005, the Company received $499,582. The remaining $418 has been charged to equity and included in subscription receivable.

     Options and Warrants:
     ---------------------

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

     In accordance with a consulting agreement with Access Capital Management Corp., the Company issued Access Capital, 25,000 options in September 2005 to purchase shares of the Company's common stock for $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,853 days, a risk-free interest rate of 3.85%, a dividend yield of 0% and volatility of 63%. The value of these options of $12,075 was amortized over the three-month initial term of the agreement and was charged to operations in 2005.

     In December 2005, the Company extended the term of the agreement and granted Access an additional 125,000 options to purchase shares of the Company's common stock at a price of $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,762 days, a risk-free interest rate of 4.45%, a dividend yield of 0% and volatility of 71%. These options were valued $52,150 and are being amortized over the nine month remaining term of the agreement. In 2005, $5,794 was charged to operations in 2005.

     The 150,000 options granted in 2005 expire on September 28, 2010 unless Access Capital no longer provides services for the Company whereby the options expire one year from the date of termination.

     As discussed above, in connection with the issuance of the 625,000 shares of the Company's common stock, the Company granted 625,000 warrants to purchase shares of the Company's common stock at $.85 per share.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     The following table summarizes the options and warrants outstanding:


                                                        Weighted-
                                                         Average
                                           Option/       Exercise
                                          Warrants        Price
                                        ------------    ---------

          Balance, December 31, 2003     852,000,000    $  0.0000
          Canceled                      (852,000,000)   $  0.0000
              Granted                         60,000    $  0.0000
                                        ------------
          Balance, December 31, 2004          60,000    $  0.1500
          Granted                            775,000    $  0.8306
                                        ------------
          Balance, December 31, 2005         835,000    $  0.7817
                                        ============


NOTE 6 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

          Deferred tax assets:
              Net operating loss         $ 221,000
              Less valuation allowance    (221,000)
                                         ---------

                                         $      --
                                         =========

     At December 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $650,000. Federal NOLs could, if unused, begin to expire in 2017.

     The valuation allowance increased by approximately $96,000 and $86,000 during the year ended December 31, 2005 and 2004, respectively.

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

                                                  2005            2004
                                               ----------      ----------
          Federal income tax rate                (34.0%)         (34.0%)
          State tax, net of federal benefit       --              --
          Loss for which no federal benefit
              was received                        34.0%           34.0%
                                               ----------      ----------
          Effective income tax rate                0.0%            0.0%
                                               ==========      ==========

     Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.


NOTE 7 - DISCONTINUED OPERATION

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

     The following is a summary of the net assets of Salty's at March 19, 2004:

                                                    March 19,
                                                       2004
                                                    ---------
          Assets:
               Cash                                 $   6,068
                                                    ---------
          Total assets                              $   6,068
                                                    ---------
          Liabilities:
               Accounts payable                     $   1,371
               Accrued expenses                         1,005
                                                    ---------
          Total liabilities                         $   2,376
                                                    ---------
          Net assets of discontinued operations     $   3,692
                                                    =========

                        TORNADO GOLD INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


     The gain on the disposition of Salty's of $1,418 was calculated as the difference in the value of the stock returned of $5,110 and the net assets of Salty's of $3,692.


NOTE 8 - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2005 and 2004, the Company had the following transactions with related parties:

     As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the year ended December 31, 2005 and 2004, the Company paid Mr. Pescio $140,000 and $60,000, respectively, related to these agreements. In addition, during the years ended December 31, 2005 and 2004, the Company incurred $5,744 and $0, respectively to Mr. Pescio for consulting services related to mining exploration.

     During the year ended December 31, 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $89,950 of which $61,775 related to mining exploration and the remaining $28,175 related to was charged to general administrative activities. The Company also during the year ended December 31, 2005, the Company reimbursed Mr. Abbott $25,609 for travel and other company related expenses. During the year ended December 31, 2004, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President totaling $36,268 of which $17,482 related to mining exploration and the remaining $18,786 related to was charged to general administrative activities. The Company also during the year ended December 31, 2004, the Company reimbursed Mr. Abbott $9,470 for travel and other company related expenses.

     During the year ended December 31, 2005, the Company incurred consulting fees for services rendered by Mr. Stanley Keith, a director of the Company totaling $3,349 of which $1,389 related to mining exploration and the remaining $1,960 related to was charged to general administrative activities. The Company also during the year ended December 31, 2005, the Company reimbursed Mr. Keith $579 for travel and other company related expenses. During the year ended December 31, 2004, the Company incurred consulting fees for services rendered by Mr. Stanley Keith, a director of the Company totaling $5,007 of which $3,361 related to mining exploration and the remaining $1,646 related to was charged to general administrative activities.

     As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors as discussed in Note 2 above.


NOTE 9 - SUBSEQUENT EVENTS

     During the three months ended March 31, 2006, the Company received $649.838 through the issuance of 3 convertible debentures, each bear interest at an annual rate of 8% and mature on December 31, 2005, when the principal and accrued interest become fully due and payable. The Company has the sole right to convert the three notes in its common shares at a rate of $1.00 per share.

     During the three months ended March 31, 2006, the Company made advance lease payments to Mr. Carl Pescio on its mining claims totaling $550,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B that have not been previously reported.

The reports of Jonathon P. Reuben for these fiscal years ending December 31, 2005 and December 31, 2004 did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles except as described herein. The report of Jonathon P. Reuben for these fiscal years was qualified with respect to uncertainty as to our ability to continue as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

ITEM 8B. OTHER INFORMATION.

In November 2005, we announced that we had secured a non-brokered private placement of $500,000 consisting of 625,000 units at a price of $0.80 per unit. Each unit consists of one common share and one full warrant. Each warrant allows the purchase of an additional common share of the company at a price of $0.85 cents per share for a two year period.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

As of December 31, 2005, our directors and executive officers were as follows:


      NAME                        AGE    POSITION
      ------------------------    ---    -----------------------------------
      Earl W. Abbott              64     President, Chief Executive Officer,
                                         Secretary, Director
      George J. Drazenovic*       35     Chief Financial Officer
      Carl A. Pescio              54     Director
      Stanley B. Keith            57     Director


*Mr. Drazenovic was appointed as our Chief Financial Officer in March 2006.

EARL W. ABBOTT, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY, AND A DIRECTOR. Dr. Abbot was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and a Director in March 2004. He resigned as our Chief Financial Officer in March 2006 when Mr. Drazenovic was appointed as Chief Financial Officer. Dr. Abbott is a senior geologist and Qualified Person with thirty-three years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2003 to the present, Dr. Abbott has been the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and from 1999 to present, Dr. Abbot has served as the president of King Midas Resources Ltd., a private Canadian company he founded which has acquired U.S. and Mexican gold properties. From 1982 to the Present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada & Utah. From 1978 to 1982 he was a district geologist for Energy Reserves Group, Inc. where he opened and managed the Reno District exploration office, and managed on more than twenty projects which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1985, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska, and from 1971 to 1975, Dr. Abbot was a project geologist for Continental Oil Company where he supervised uranium exploration rotary drilling programs in Wyoming.

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

GEORGE J. DRAZENOVIC, CHIEF FINANCIAL OFFICER. Mr. Drazenovic was appointed as our Chief Financial Officer on March 28, 2006. Prior to joining us, and from April 2005 until the present, Mr. Drazenovic was the Chief Financial Officer of EPOD International, Inc. a U.S. reporting company, and from 2001 to 2005, was a Corporate Finance Manager with BC Hydro. Mr. Drazenovic earned his Bachelor of Arts in Economics from the University of British Columbia in 1991, a Diploma in Financial Management from the British Columbia Institute of Technology in 1993, and a Masters of Business Administration in Finance from the University of Notre Dame in 2001. He also obtained licensing as a CGA (Certified General Accountant) in 1997 and is a CFA Charter holder (Chartered Financial Analyst) since 2001. Mr. Drazenovic is a member of the Certified General Accountants of British Columbia, and the Vancouver Society of Financial Analysts. Mr. Drazenovic is a citizen of and resides in Canada. Mr. Drazenovic is not an officer or director of any other reporting company.

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

Dr. Abbott and Messrs. Keith and Pescio, our directors, were all appointed on March 19, 2004. Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2005 our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

CONFLICTS OF INTEREST. We believe that Messrs. Pescio and Keith will be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies, the property ownership interests of those other mining companies and the amount of time they may spend with the operations of those other entities.

We face strong competition from other mining companies, including those owned by two of our directors, for the acquisition of new properties. Mines have limited lives and as a result, we continually seek to find new properties. In addition, there is a limited supply of desirable mineral lands available in the United States where we would consider conducting exploration activities. Because we face strong competition for new properties from other mining companies, including those which are owned by Messrs. Pescio and Keith, two of our directors, and other competitors, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable. Since these directors have conflicts of interests in that they manage other mining companies and have entered into agreements with them and their companies to acquire certain properties or properity rights, a conflict of interest exists. In addition, i the future, if we decide to acquire additional interests in such mining properties, which are also sought by one of the companies which Mr. Pescio or Mr. Keith manage or control, or owned by them or one of those companies, a direct conflict of interest could result. Our Articles of Incorporation provide that any conflict must be disclosed, but Mr. Pescio or Mr. Keith would be allowed to vote on any transaction in which they were interested.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, disclosing such transactions and obtaining shareholder consent where required.

ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The following table sets forth the total compensation earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers for the fiscal years ended December 31, 2005 and December 31, 2004.



                                    ANNUAL COMPENSATION                     LONG TERM COMPENSATION

                      ------- ----------------------------------- ------------------------------------------ -----------------
       NAME AND        YEAR    SALARY   BONUS     OTHER ANNUAL               AWARDS                PAYOUTS       ALL OTHER
  PRINCIPAL POSITION             ($)     ($)      COMPENSATION                                                  COMPENSATION
                                                       ($)
                      ------- -------- -------- ----------------- ------------------------------ ----------- -----------------
                                                                   RESTRICTED      SECURITIES       LTIP
                                                                     STOCK         UNDERLYING     PAYOUTS
                                                                     AWARDS       OPTIONS/SARS       ($)
                                                                       ($)             (#)
                      ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------

  Earl W. Abbott,      2005     None     None         None            None            None(1)       None         $89,950(2)
  CEO, president,      2004     None     None         None            None            None          None         $36,268(3)
  secretary,
  treasurer

  Earl T. Shannon,     2004     None     None         None            None            None          None           None
  former president
  secretary

  Steven W. Hudson,    2004     None     None         None            None            None          None           None
  former secretary

  Scott W.             2004     None     None         None            None            None          None           None
  Bodenweber,
  former CFO



(1) Dr. Abbott is due to receive 250,000 options which vested in December 2005.

(2) Dr. Abbott received a total of $89,950 for consulting services during the year ended December 31, 2005, of which $61,775 relates to mining exploration and the remaining $21,875 related to general administrative services. In addition, during 2005, Dr. Abbott was reimbursed $25,609 for travel and other company-related expenses.

(3) Dr. Abbott received a total of $36,268 for consulting services during the year ended December 31, 2004, of which $17,482 relates to geological services and $18,786 relates to administrative services, In addition during 2004, Dr. Abbott was reimbursed $9,470 for travel and related expenses.

Mr. Drazenovic was appointed in March 2006, and will be paid a salary of $2,500 per month. The terms of his employment are still being finalized.

Mr. Pescio and Mr. Keith, two of our directors, are also compensated for their mining exploration services, administrative services and travel expenses, as those services are rendered. Those services are rendered to us on a contractor basis. Mr. Pescio and Mr. Keith are each due to receive 125,000 options to purchase shares of our common stock, which vested in December 2005, but have not yet been granted.

STOCK OPTIONS. Our Board of Directors adopted our 2003 Incentive and Nonstatutory Stock Option Plan (the "2003 Stock Option Plan") on May 1, 2003. Under the 2003 Stock Option Plan, 5,000,000 shares of common stock were authorized for issuance upon the exercise of Incentive Stock Options or Nonstatutory Stock Options. The 2003 Stock Option Plan anticipates qualifying under Section 423 of the Internal Revenue Code of 1986, as an "employee stock purchase plan." Under the 2003 Stock Option Plan, options may be granted to our key employees, officers, directors or consultants.

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

There were 2,500,000 options originally issued under the 2003 Stock Option Plan. However, in connection with the Transfer and Sale to our new management as described herein, the 2003 Stock Option Plan will terminate and all options issued under the stock option plan shall be cancelled excepting 60,000 stock options shall remain outstanding on a pro rata basis among the holders as listed below pursuant to amended Stock Option Agreements.

OPTION GRANTS IN 2003--INDIVIDUAL GRANTS



                                              NUMBER OF          PERCENT OF TOTAL
                                              SECURITIES           OPTIONS/SARS
                                              UNDERLYING            GRANTED TO
                                             OPTIONS/SARS      EMPLOYEES IN FISCAL      EXERCISE OR BASE      EXPIRATION
               NAME (1)                       GRANTED (#)              YEAR               PRICE ($/SH)           DATE
----------------------------------------    --------------    ---------------------    ------------------    ------------
       Earl T. Shannon, President               28,800                  48    %           $    0.15/Sh         05/01/13
       Steven W. Hudson, Secretary              24,000                  40    %           $    0.15/Sh         05/01/13
       Scott W. Bodenweber, CFO                  7,200                  12    %           $    0.15/Sh         05/01/13

(1) This table reflects ownership and positions held as of December 31, 2003.

We issued 60,000 options to former employees in March 2004, pursuant to agreements amending the terms of the option agreements from March 2003.



OPTION GRANTS IN 2004 - INDIVIDUAL GRANTS

No options were granted during 2004.

OPTIONS GRANTS IN 2005 - INDIVIDUAL GRANTS

We agreed to grant, but have not yet granted options to Dr. Abbott and Messrs. Pescio and Keith as follows:

Earl W. Abbott: up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource (1) of at least 1.5 million ounces of gold or gold-equivalent (2) and if financing can be arranged; the exercise price of these options will be $1.00 per share. Stanley
B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall according to the same mining project schedule as Dr. Abbott.

         (1) Drill-indicated resource means a deposit that has been investigated and measured through industry-standard geologic and engineering methods, but that has not had a positive feasibility study performed.

         (2) Gold equivalent means the value of gold and other metals expressed as gold ounces at the price of gold and the other metals at the time of acquisition.

In September 2005, we granted a total of 150,000 options to Access Capital for consulting services. These options have a strike price of $0.75 and expire September 28, 2010.

There were no other option grants during the year ended December 31, 2005.

COMPENSATION OF DIRECTORS. Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. We anticipate entering into stock option agreements with our directors, Dr. Abbott and Messrs. Pescio and Keith.

Dr. Abbott is due to receive 250,000 options which vested in December 2005. Mr. Pescio and Mr. Keith are each due to receive 125,000 options to purchase shares of our common stock, which vested in December 2005, but have not yet been granted.

Dr. Abbott, our employee and one of our officers and directors, is compensated for the consulting services he provides as an independent contractor for mining exploration and general administrative services to us. In addition, he is also reimbursed for travel and other company-related expenses. Mr. Pescio and Mr. Keith, our other two directors, are also compensated for their mining exploration services, administrative services and travel expenses, as those services are rendered. Those services are rendered to us on a contractor basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the shares of our outstanding Common Stock beneficially owned as December 31, 2005 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to own beneficially more than 5% of our Common Stock based upon 28,791,726 issued common shares.


TITLE OF CLASS          NAME AND ADDRESS OF                         AMOUNT AND NATURE OF BENEFICIAL          PERCENT OF CLASS
                        BENEFICIAL OWNER                                        OWNER
                        ----------------------------------------- ----------------------------------- ------------------------------
Common Stock            Earl W. Abbott                                    3,600,000 shares(3)                     12.5%
                        8600 Technology Way, Suite 118,            President, Secretary, Treasurer,
                        Reno NV 89521                                          Director
                        ----------------------------------------- ----------------------------------- ------------------------------
Common Stock            George J.  Drazenovic(2)                              no shares
                        8600 Technology Way, Suite 118,                Chief Financial Officer
                        Reno NV 89521                                                                              0.0%
                        ----------------------------------------- ----------------------------------- ------------------------------
Common Stock            Stanley B. Keith                                 1,800,000 shares(3)
                        8600 Technology Way, Suite 118,                        Director
                        Reno NV 89521                                                                              6.3%
                        ----------------------------------------- ----------------------------------- ------------------------------
Common Stock            Carl A. Pescio                                   1,800,000 shares(3)
                        8600 Technology Way, Suite 118,                        Director
                        Reno NV 8952                                                                               6.3%
                        ----------------------------------------- ----------------------------------- ------------------------------
Common Stock            All directors and named executive                                                         25.0%(1)
                        officers as a group                                7,200,000 shares
                        ----------------------------------------- ----------------------------------- ------------------------------

     (1)   Figures may vary due to rounding.
     (2) Mr. Drazenovic was appointed in March 2006, and does not own any shares of our common stock or any other of our securities.
     (3)   Dr. Abbott is due to receive 250,000 options which vested in December
           2005. Mr. Pescio and Mr. Keith are each due to receive 125,000 options to purchase shares of our common stock, which vested in December 2005, but have not yet been granted.

CHANGES IN CONTROL. As of December 31, 2005, our management was not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, except for the following:

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

On April 15, 2005, we adopted our 2005 stock option plan to compensate our directors as follows:

Earl W. Abbott will be eligible to receive up to 500,000 options, of which 250,000 vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent and if financing can be arranged; the exercise price of these options will be $1.00 per share. None of these options have yet been granted.

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

As of April 15, 2005, we have adopted our 2005 stock option plan ("2005 Stock Option Plan") to compensate our directors as follows: Earl W. Abbott: up to 500,000 options, of which 250,000 will vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which shall vest when we acquire a mining project with a drill-indicated resource (as defined above) of at least
1.5 million ounces of gold or gold-equivalent (as defined above) and if financing can be arranged; the exercise price of these options will be $1.00 per share.

Stanley B. Keith and Carl A. Pescio are to each to receive the following: up to 250,000 options, of which 125,000 will vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which shall vest according to the same mining project schedule as above. None of these options have been granted. The 2005 Stock Option Plan has not yet been ratified by our shareholders.

During the year ended December 31, 2005 we had the following transactions with related parties:

     o Pursuant to the 2004 agreements to acquire mining claims with a company owned by Mr. Carl Pescio, one of our directors, we paid Mr. Pescio $140,000 related to these agreements. In addition, during the year ended December 31, 2005 we incurred $5,744 to Mr. Pescio in consulting services related to mining exploration.

     o We entered into an agreement with Dr. Earl Abbott, one of our officers and directors, and Mr. Stanley Keith, one of our directors, to explore the feasibility and possible lease and acquisition of certain mining claims owned jointly by Dr. Abbott and Mr. Keith.

     o We incurred consulting fees for services rendered by Dr. Earl Abbott, our President, totaling $89,950 of which $61,775 related to mining exploration and the remaining $28,175 related to general administrative activities. Also during the year ended December 31, 2005, we reimbursed Dr. Abbott $25,609 for travel and other company related expenses.

     o We incurred consulting fees for services rendered by Mr. Stanley Keith, one of our directors, totaling $3,349 of which $1,389 related to mining exploration and the remaining $1,960 related to was charged to general administrative activities. Also during the year ended December 31, 2005, we reimbursed Mr. Keith $579 for travel and other company related expenses.

During the three months ended March 31, 2006, we made advance lease payments of $550,000 to Mr. Pescio on our mining claims.

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

(a) Exhibit No.
---------------

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $12,400 and $16,500 respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES. For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Reno, Nevada, on April 10, 2006.

                                       Tornado Gold International Corp.,
                                       a Nevada corporation

                                       /s/ Earl W. Abbott
                                       -----------------------------------------
                                       Earl W. Abbott
                                       principal executive officer
                                       president, treasurer, secretary, director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Earl W. Abbott                                   April 10, 2006
         --------------------------------------------
         Earl W. Abbott
Its:     principal executive officer
         president, treasurer, secretary, director


By:      /s/ George Drazenovic                                April 10, 2006
         --------------------------------------------
         George Drazenovic
Its:     chief financial director



By:      /s/ Carl A. Pescio                                   April 10, 2006
         --------------------------------------------
         Carl A. Pescio
Its:     director


By:                                                           April 10, 2006
         --------------------------------------------
         Stanley R. Keith
Its:     director