Form 10QSB
period 2006-03-31
Tornado Gold International Corp
filed 2006-05-15
CIK 1168895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares of common stock outstanding as of May 10, 2006 was 28,791,725.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TORNADO GOLD INTERNATIONAL CORP.
                                      Index

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Balance Sheet as of March 31, 2006 (unaudited)                   2

           Statements of Operations for the
           three months ended March 31, 2006 and 2005 (unaudited)           3

           Statements of Cash Flows for the
           three months ended March 31, 2006 and 2005 (unaudited)           4
           Notes to Financial Statements (unaudited)                        5

Item 2.    Management's Discussion and Analysis or Plan of Operation       10

Item 3.    Controls and Procedures                                         12

PART II.   OTHER INFORMATION                                               13

Item 6.    Exhibits                                                        13

SIGNATURES 14

CERTIFICATIONS                                                             15

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                                  BALANCE SHEET

                                                                     March 31
                                                                       2006
                                                                    -----------

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $   181,165
      Prepaid expenses                                                    5,306
                                                                    -----------
TOTAL CURRENT ASSETS                                                    186,471

MINING CLAIMS                                                           944,333
                                                                    -----------
TOTAL ASSETS                                                        $ 1,130,804
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable - related party                              $     9,238
      Accounts payable - others                                          13,739
      Notes payable (including accrued interest of $28,867)           1,109,683
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,132,660
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 100,000,000 shares
         authorized; 28,791,725 shares issued and outstanding            28,792
      Additional paid in capital                                      1,649,339
      Accumulated deficit                                            (1,679,569)
      Stock subscription receivable                                        (418)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                              (1,856)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,130,804
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended
                                                             March 31,
                                                     2006                2005
                                                ---------------     ---------------
                                                  (Unaudited)         (Unaudited)
NET REVENUE                                     $            --     $            --

OPERATING EXPENSES
      Mining exploration expenses                        39,960              17,850
      General and administrative expenses                83,810              28,125
                                                ---------------     ---------------
                                                        123,770              45,975
                                                ---------------     ---------------

LOSS FROM OPERATIONS                                   (123,770)            (45,975)
                                                ---------------     ---------------

OTHER INCOME (EXPENSE)
      Interest expense                                  (16,181)            (19,638)
                                                ---------------     ---------------
TOTAL OTHER INCOME (EXPENSE)                            (16,181)            (19,638)
                                                ---------------     ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (139,951)            (65,613)

PROVISION FOR INCOME TAXES                                   --                  --
                                                ---------------     ---------------
NET LOSS                                        $      (139,951)    $       (65,613)
                                                ---------------     ---------------

NET LOSS PER SHARE - BASIC AND DILUTED          $         (0.00)    $         (0.00)
                                                ===============     ===============

WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUTSTANDING - BASIC AND DILUTED         28,791,725          54,014,400
                                                ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                            STATEMENTS OF CASH FLOWS

                                                      For the Three Months Ended
                                                              March 31,
                                                         2006           2005
                                                      ----------     ----------
                                                      (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations               $ (139,951)    $  (65,613)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
    Changes in:
      Prepaid expenses and other current assets            1,088             --
      Accounts payable and accrued expenses               25,857         32,673
                                                      ----------     ----------
Net cash used in operating activities                   (113,006)       (32,940)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining claims                           (420,000)       (43,314)
                                                      ----------     ----------
Net cash used in investing activities                   (420,000)       (43,314)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                          649,838         50,000
                                                      ----------     ----------
Net cash provided by financing activities                649,838         50,000
                                                      ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS               116,832        (26,254)

CASH AND CASH EQUIVALENTS, Beginning of year              64,333         53,141
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS, End of year                $  181,165     $   26,887
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                     $       --     $       --
                                                      ==========     ==========
    Income taxes paid                                 $       --     $       --
                                                      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                        TORNADO GOLD INTERNATIONAL CORP.
                            (formerly Nucotec, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                        5

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

Note 2 - Summary of Significant Accounting Policies

      Going Concern

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the three months ended March 31, 2006 of $139,951, and as of March 31, 2006 had a negative working capital of $946,189 and had an accumulated deficit of $1,679,569. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Stock Split

      On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82-for-1 stock split. On May 16, 2005, the Company authorized a 1.20-for-1 stock split. The accompanying financial statements have been prepared as if all of the stock-splits occurred at the beginning of each period presented.

     Stock Based Compensation

     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123 and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended March 31, 2006 and 2005, the Company recognized no compensation expense under SFAS No. 123 as no options were issued to employees during these two periods.

      As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of march 31, 2006, no options have been granted to the directors.

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

      Loss Per Share

      The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2006 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 29,626,725 and 54,074,400 for the three months ended March 31, 2006 and 2005, respectively.

      Reclassification

      Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

      Recently Issued Accounting Pronouncements

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

Note 3 - Mining Claims

      NT Green Property, HMD Gold Property, Goodwin Hill Gold Property, and Wilson Peak Property

      On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. The terms of the four leases are substantially identical and are as follows:

      A schedule of the advanced lease payments for each of the four properties is as follows:

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

      Jack Creek Property

      On October 3, 2005, the Company paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith ("the owners"), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is the Company's President and Mr. Keith is a Company Director.

      Under the preliminary terms of this agreement, the Company was granted a license to explore the property for a period of six months to determine what claims, if any, it wishes to lease. The term of the license is for six months, but the Company has the option to extend.

      If the Company leases all of the 247 claims, it will be required to make the following advance lease payments:

             Due Date                                              Amount
     ---------------------------                                   ------
      Upon signing                                                $ 22,500
      1st anniversary                                             $ 30,000
      2nd anniversary                                             $ 37,500
      3rd anniversary                                             $ 50,000
      4th anniversary                                             $ 62,500
      5th anniversary and each
          anniversary thereafter                                  $100,000

      If any payments due by the Company to the owners are not paid within 30 days of its due date, interest will begin to accrue on the late payment at a rate of 2% over the prime rate established by the Department of Business and Industry of the State of Nevada.

      Upon completion of a bankable feasibility study and payments totaling $140,000, all subsequent payments will convert into advance minimum royalty payments that are credited against the 4% production royalty due. A 1% royalty is also due the owners on production on property consisting of a 2-mile circumference surrounding the leased property.

      The Company shall have the option to purchase one-half (1/2) of the royalty applicable to the property representing two percent (2%) of the Net Smelter Returns. The Company shall have the right to elect to purchase such part of the royalty in increments representing one percent (1%) of the Net Smelter Returns and the purchase price for each such increment shall be $1,500,000. The Company shall have the option to purchase one-half (1/2) of the area-of-interest royalty applicable to mineral rights, mining claims and properties which the Company acquires from third parties representing one-half percent (.5%) of the Net Smelter Returns. The purchase price for such part of the area-of-interest royalty shall be $500,000 for the one-half percent (.5%) of the area-of-interest royalty applicable to mineral rights, mining claims and properties which the Company acquires from any third party.

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

      Additional Properties

      On October 6, 2005, the Company entered into a preliminary agreement with Mr. Carl Pescio, a Director of the Company, to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, the Company is to make advance lease payments to Mr. Pescio on each property based upon the following schedule:

             Due Date                                              Amount
     ---------------------------                                   ------
      Upon signing                                                $ 35,000
      1st anniversary                                             $ 55,000
      2nd anniversary                                             $ 75,000
      3rd anniversary                                             $100,000
      4th anniversary                                             $125,000
      5th anniversary                                             $150,000
      6th anniversary and each
          anniversary thereafter                                  $200,000

      The above $35,000 advance in 2005 was to be paid in installments of $5,000 upon signing. The remaining $30,000 was paid in 2006. The Company is currently in renegotiations with Mr. Pescio to finalize the actual terms of the 10 leases.

      Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, the Company's obligation as of March 31, 2006 for the payment of minimum lease payments on these 15 properties is as follows:

      2006                                                        $   572,500
      2007                                                        $   930,000
      2008                                                        $ 1,237,500
      2009                                                        $ 1,550,000
      2010                                                        $ 1,862,500
      Minimum lease payments in
          Subsequent years                                        $ 2,500,000

      A description of the mining properties leased by the Company is as follows:

      NT Green Property is located in central Lander County, Nevada about 40 miles southwest of the town of Battle Mountain. The property is within the Battle Mountain/Eureka (Cortez) Trend at the northern end of the Toiyabe Range.

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

      Horseshoe Basin Property is located in the Fish Creek Mountains about 30 miles south of the town of Battle Mountain and about 4 miles south of the McCoy and Cove deposits.

      South Lone Mountain Property is located on the west flank of the Mountain Boy Range in Antelope Valley about 15 miles southwest of the town of Eureka and consists of a total of 140 lode claims (about 2,800 acres) in Eureka County, Nevada.

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

      Dry Hills Property is located in the Dry Hills about 20 miles southwest of the town of Carlin and comprises of a total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada.

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

      As of March 31, 2006, the Company incurred a total of $944,333 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

Note 4 - Notes Payable

      On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of March 31, 2006 amounted to $5,984.

      From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of March 31, 2006 amounted to $15,204.

      During the three months ended March 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of March 31, 2006 amounted to $7,679.

Note 5 - Stockholders' Equity

      Common Stock

      On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82-for-1 stock split. On May 16, 2005, the Company authorized a 1.20-for-1 stock split. In addition, the Company increased it authorized shares to 100,000,000. The accompanying financial statements have been retroactively restated to present the effect of these three stock splits.

      On April 15, 2005, the Company's officers and directors agreed to redeem an aggregate of 27,172,800 of their shares for $7,906 or $.0002909 per share. The shares includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from each of Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

      In April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 shares of the Company's common stock.

      In the fourth quarter of 2005, the Company sold 625,000 shares of common stock to an investor for total cash proceeds of $500,000. In connection with this transaction, the Company also issued to this investor a warrant to purchase 625,000 shares of common stock for $0.85 per shares. As of December 31, 2005, the Company received $499,582. The remaining $418 has been charged to equity and included in subscription receivable.

      Options and Warrants

      The following table summarizes the options and warrants outstanding as of March 31, 2006:

                                                                    Weighted-
                                                                    Average
                                                  Option/           Exercise
                                                  Warrants            Price
                                                -----------        ------------

      Balance, March 31, 2006                       835,000        $     0.7817
                                                ===========

      There was no activity for the three months ended March 31, 2006.

Note 6 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2006 are as follows:

      Deferred tax assets:
            Net operating loss                             $  268,500
            Less valuation allowance                         (268,500)
                                                           ----------

                                                           $       --
                                                           ==========

      At March 31, 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $790,000. Federal NOLs could, if unused, begin to expire in 2017.

      The valuation allowance increased by approximately $48,000 and $22,000 during the three-months ended March 31, 2006 and 2005, respectively.

      Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

Note 7 - Related Party Transactions

      During the three months ended March 31, 2006 and 2005, the Company had the following transactions with related parties:

      As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the three months ended March 31, 2006, the Company paid Mr. Pescio $420,000 related to these agreements.

      During the three months ended March 31, 2006, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President, totaling $66,579 of which $30,992 related to mining exploration and the remaining $35,587 related to general administrative activities. During the three months ended March 31, 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President, totaling $23,100 of which $17,850 related to mining exploration and the remaining $5,250 was charged to general administrative activities. The Company also during the three months ended March 31, 2005 reimbursed Mr. Abbott $7,809.39 for travel and other company related expenses.

      During the three months ended March 31, 2006, the Company paid a $10,000 consulting fee to George Drazenovic, the Company's Chief Financial Officer.

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

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $181,165 as of March 31, 2006 and had prepaid our office lease and attorney fees totaling $5,306, making our total current assets $186,471. We also had mining assets of $944,333, making our total assets $1,130,804 as of March 31, 2006. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. We are committed to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of March 31, 2006, we had a net working capital deficit of $946,189 as compared to $1,089,940 of March 31, 2005.

Net cash used in operating activities was $113,006 for the three months ended March 31, 2006 compared to $32,940 for the three months ended March 31, 2005.

Since we have no current source of revenue, our only source of cash is from the issuance of debt or equity instruments. During the three months ended March 31, 2006, we borrowed $649,838 compared to the $50,000 we borrowed during the three months ended March 31, 2005. We used $420,000 to make advance lease payments and acquisition costs on our mining claims during the three months ended March 31, 2006 compared to $43,314 we incurred during the three months ended March 31, 2005.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully generate significant revenues or achieve a level of profits which will permit us to stay in business. In March 2004, our management team changed. Under our new management, we undertook a different business focus: the identification and acquisition of properties exhibiting the potential for gold mining operations by others. However, due to the change in our business plan, we must raise additional capital in order to have resources sufficient to fund all of our general and administrative expenses for the next twelve months.

No assurances can be given that we will be able to obtain sufficient working capital trough the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

REVENUE. We have realized no revenues for the three months ended March 31, 2006 and 2005.

OPERATING EXPENSES. For the three months ended March 31, 2006, our total operating expenses were $123,770 compared to our total operating expenses incurred during the three months ended March 31, 2005 of $45,975. Of the $123,770 incurred in 2006, $39,960 related to our mining exploration and $83,810 was incurred in general and administrative activities. Of the $45,975 incurred in 2005, $17,850 related to mining exploration and $28,125 related to general and administrative activities. During the three months ended March 31, 2006, we accrued $16,181 in interest expenses on notes payable compared to interest accruing during the three months ended March 31, 2005 of $19,638. No interest has been paid on notes payable during either quarter.

Of the $39,960 that we incurred in our mining operations during the three months ended March 31, 2006, $30,992 relates to technical consulting services rendered by our President. Of the $83,810 that we incurred in general and administrative expenses during the three-months ended March 31, 2006, $35,587 relates to management services rendered by our President, and $10,000 relates to services rendered by our Chief Financial Officer. Other general and administrative expenses incurred in 2006 include investor relations fees of $6,231, consulting fees of $3,000, accounting and auditing fees of $15,344, legal fees of $2,415, rent expense of $4,187, and fees paid to the staffing agency for the services rendered by our President's assistant during the three-month period amounting to $4,802.

Of the $17,850 that we incurred in our mining operations during the three months ended March 31, 2005, $17,850 relates to technical services rendered by our president. Of the $28,125 that we incurred in general and administrative expenses, $5,250 is attributable to our President for management services, $4,392 was incurred for accounting and legal professional services, rent expense of $4,185, and travel and other related company expenses which were reimbursed to our President totaling $7,809.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Note 3 to the financial statements included elsewhere in this Quarterly Report on Form 10-QSB.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Part II.   OTHER INFORMATION

Item 6.    Exhibits

Exhibit
Number                      Description of Document

31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TORNADO GOLD INTERNATIONAL CORP.


May 15, 2006                                By: /s/ GEORGE DRAZENOVIC
                                                --------------------------------
                                            George Drazenovic, Chief Financial
                                            Officer (Principal financial officer
                                            and duly authorized signatory)