Form 10QSB
period 2006-06-30
Tornado Gold International Corp
filed 2006-08-18
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of August 11, 2006 was 28,816,526.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TORNADO GOLD INTERNATIONAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
BALANCE SHEET
June 30,
2006
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,856
Prepaid expenses	1,413
TOTAL CURRENT ASSETS	11,269

MINING CLAIMS	965,598

OTHER ASSETS
Deferred offering costs	5,000
TOTAL ASSETS	$981,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$5,250
Accounts payable - others	31,883
Notes payable (including accrued interest of $50,426)	1,131,242
TOTAL CURRENT LIABILITIES	1,168,375

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 28,816,526 shares issued and outstanding	28,817
Additional paid in capital	1,697,000
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(1,206,914)
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	(186,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$981,867

The accompanying notes are an integral part of these financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
STATEMENTS OF OPERATIONS

					From
	For the Three Months Ended		For the Six Months Ended		March 19, 2004
	June 30, 2006		June 30, 2006		through
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	-	-	-	-	22,409
Mining exploration expenses	41,307	3,150	81,267	21,000	537,198
General and administrative expenses	125,508	54,454	209,318	82,579	515,771
	166,815	57,604	290,585	103,579	1,075,378

LOSS FROM OPERATIONS	(166,815)	(57,604)	(290,585)	(103,579)	(1,075,378)

OTHER INCOME (EXPENSE)
Interest expense	(21,557)	(3,600)	(37,738)	(23,238)	(131,536)
TOTAL OTHER INCOME (EXPENSE)	(21,557)	(3,600)	(37,738)	(23,238)	(131,536)

LOSS BEFORE PROVISION FOR INCOME TAXES	(188,372)	(61,204)	(328,323)	(126,817)	(1,206,914)

PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(188,372)	$(61,204)	$(328,323)	$(126,817)	(1,206,914)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	28,798,266	32,427,331	28,795,014	43,161,233

The accompanying notes are an integral part of these financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
STATEMENTS OF CASH FLOWS

			From
	For the Six Months Ended		March 19, 2004
	Jun-30		through
	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(328,323)	$(126,817)	$(1,206,914)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	-	-	22,409
Changes in:
Prepaid expenses and other current assets	(17)	-	(1,412)
Accounts payable and accrued expenses	61,570	67,069	162,659
Net cash used in operating activities	(266,770)	(59,748)	(1,023,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(441,265)	(43,314)	(965,598)
Net cash used in investing activities	(441,265)	(43,314)	(965,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	649,838	50,000	2,105,816
Proceeds from issuance of common stock	3,720		513,302
Payment on note payable - related party			(42,500)
Repurchase of shares on common stock			(577,906)

Net cash provided by financing activities	653,558	50,000	1,998,712

NET CASH PROVIDED BY CONTINUING OPERATIONS	(54,477)	(53,062)	9,856

CASH AND CASH EQUIVALENTS, Beginning of year	64,333	53,141	-

CASH AND CASH EQUIVALENTS, End of year	$9,856	$79	$9,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). The Company is currently in the exploratory stage with its principal activity being the exploration of mining properties for future commercial development and production (See Note 3).

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.

Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six-months ended June 30, 2006 of $301,156 and, as of June 30, 2006, had a negative working capital of $1,128,659 and accumulated deficit since its inception of $1,884,740. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty nor any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern (See Note 9 - Subsequent Events).

The Company plans to raise additional operating funds through equity or debt financings, which management believes will be sufficient to provide the Company with the ability to continue in existence. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing. (See Note __).

Stock Split

On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82-for-1 stock split. On May 16, 2005, the Company authorized a 1.20-for-1 stock split. The accompanying financial statements have been prepared as if all of the stock-splits occurred at the beginning of each period presented.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment", and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months and six-months ended June 30, 2006 and 2005, the Company recognized no compensation expense under SFAS No. 123 as no options were issued to employees during these two periods (See Note 6).

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of June 30, 2006, no options have been granted to the directors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments as of the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2006 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 29,626,725 and 32,487,331 for the three months ended June 30, 2006 and 2005, respectively, and 29,626,725 and 43,160,937 for the six months ended June 30, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of this standard will have no material impact on its financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company believes the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes the adoption of this standard may have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement did not cause a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company’s financial position or results of operations.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Mining Claims

NT Green Property, HMD Gold Property, Goodwin Hill Gold Property, and Wilson Peak Property

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. The terms of the four leases are substantially identical and are as follows:

A schedule of the advanced lease payments for each of the four properties is as follows:

Due Date	Amount
June 5, 2004	$15,000
May 15, 2005	$22,500
February 5, 2006	$30,000
February 5, 2007	$37,500
February 5, 2008	$50,000
February 5, 2009	$62,500
February 5, 2010	$75,000
February 5, 2011 and each
year thereafter until
production commences	$100,000

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

Jack Creek Property

On October 3, 2005, the Company paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith ("the owners"), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is the Company's President, and Mr. Keith is a Company Director.

The Company entered into a definitive Exploration License and Option to Lease Agreement for the above claims for a period of twenty years Under this agreement, the Company is responsible to make minimum lease payments to the owners as follows:

Due Date	Amount
Upon signing	$22,500
1st anniversary	$30,000
2nd anniversary	$37,500
3rd anniversary	$50,000
4th anniversary	$62,500
5th anniversary and each
anniversary thereafter	$100,000

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

Additional Properties

On October 6, 2005, the Company entered into a preliminary agreement with Mr. Carl Pescio, a Director of the Company, to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, the Company is to make advance lease payments to Mr. Pescio on each property based upon the following schedule:

Due Date	Amount
Upon signing	$35,000
1st anniversary	$55,000
2nd anniversary	$75,000
3rd anniversary	$100,000
4th anniversary	$125,000
5th anniversary	$150,000
6th anniversary and each
anniversary thereafter	$200,000

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, the Company's obligation as of June 30, 2006 for the payment of minimum lease payments on these 15 properties is as follows:

2006	$572,500
2007	$930,000
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in
Subsequent years	$2,500,000

A description of the mining properties leased by the Company is as follows:

NT Green Property is located in central Lander County, Nevada, about 40 miles southwest of the town of Battle Mountain. The property is within the Battle Mountain/Eureka Trend at the northern end of the Toiyabe Range.

HMD Gold Property is located in Eureka County, Nevada along the west side of the Cortez Range, about 30 miles southwest of the town of Carlin. Access to the property is gained by driving 41 miles west of Elko on I-80, then 20 miles south on SH-306 to the town of Crescent Valley. A well-maintained gravel road leads east-southeast past the Hot Springs Point to the vicinity of the Dean Ranch. A two-track road leads to the southeast and the property position is reached in about one-half mile.

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

Jack Creek Property is located in the northern Independence Range about 50 miles north of Elko, Elko County, Nevada. It is comprised of 247 lode mining claims (nearly 5,000 acres).

Stargo Property is located in the Monitor Range about 45 miles southwest of the town of Eureka and comprises of a total of 257 lode claims (about 5,140 acres) in Nye County, Nevada.

West Whistler Property is located on the west flank of Whistler Mountain, about 10 miles northwest of the town of Eureka and comprises of a total of 103 lode claims (about 2,060 acres) in Eureka County, Nevada.

Brock Property is located in the Monitor Range about 36 miles southwest of the town of Eureka, and it comprises a total of 222 lode claims (about 4,440 acres) in Eureka County, Nevada.

Horseshoe Basin Property is located in the Fish Creek Mountains about 30 miles south of the town of Battle Mountain.

South Lone Mountain Property is located on the west flank of the Mountain Boy Range in Antelope Valley about 15 miles southwest of the town of Eureka and consists of a total of 140 lode claims (about 2,800 acres) in Eureka County, Nevada.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Golconda Property is located in Rock Creek Valley about 12 miles east of the town of Winnemucca and near the intersection of the Getchell Trend and the north end of the Battle Mountain-Eureka Trend, and it comprises of a total of 108 lode claims (about 2,160 acres) in Humboldt County, Nevada.

North Battle Mountain Property is located in the Sheep Creek Range about 4 miles northeast of the town of Battle Mountain near the northern extension of the Battle Mountain-Eureka Trend, and it comprises a total of 73 lode claims (about 1,460 acres) in Lander County, Nevada.

Dry Hills Property is located in the Dry Hills about 20 miles southwest of the town of Carlin, and it comprises of a total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada.

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

As of June 30, 2006, the Company incurred a total of $965,598 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required (See Note 9 - Subsequent Events).

NOTE 4 - DEFERRED OFFERING COSTS

Legal and related costs associated with the preparation of the Company’s private stock offering has been accrued and will be charged against the proceeds raised through the offering, or expensed if the offering is unsuccessful (See Note 9 - Subsequent Events).

NOTE 5 - NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of June 30, 2006 amounted to $7,978.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of June 30, 2006 amounted to $21,807.

During the three months ended March 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Prior to maturity, the notes may be converted at the sole discretion of the Company into shares of the Company’s common stock at a rate of $1.00 per share. Accrued interest related to these notes as of June 30, 2006 amounted to $20,641.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

On April 15, 2005, the Company's officers and directors agreed to redeem an aggregate of 27,172,800 of their shares for $7,906 or $.0002909 per share. The shares includes 13,586,400 shares from Dr. Abbott and 6,793,200 shares from each of Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

In April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 shares of the Company's common stock.

In the fourth quarter of 2005, the Company sold 625,000 shares of common stock to an investor for total cash proceeds of $500,000. In connection with this transaction, the Company also issued to this investor a warrant to purchase 625,000 shares of common stock for $0.85 per share. As of December 31, 2005, the Company received $499,582. The remaining $418 has been charged to equity and included in subscription receivable.

Options and Warrants

 Options and Warrants:

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

In accordance with a consulting agreement with Access Capital Management Corp., the Company issued Access Capital (“Access”) 25,000 options in September 2005 to purchase shares of the Company’s common stock for $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,853 days, a risk-free interest rate of 3.85%, a dividend yield of 0% and volatility of 63%. The value of these options of $12,075 was amortized over the three-month initial term of the agreement and was charged to operations in 2005.

In December 2005, the Company extended the term of the agreement and granted Access an additional 125,000 options to purchase shares of the Company’s common stock at a price of $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,762 days, a risk-free interest rate of 4.45%, a dividend yield of 0% and volatility of 71%. These options were valued at $52,150 and are being amortized over the nine month remaining term of the agreement. In 2005, $5,794 was charged to operations in 2005.

The 150,000 options granted in 2005 expire on September 28, 2010 unless Access Capital no longer provides services for the Company whereby the options expire one year from the date of termination.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

As discussed above, in connection with the issuance of the 625,000 shares of the Company’s common stock, the Company granted 625,000 warrants to purchase shares of the Company’s common stock at $.85 per share.

In June 2006, former management exercised some of their options to purchase a total of 24,800 shares of the Company’s common stock at a price of $.15 per share.

The following table summarizes the options and warrants outstanding:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	0.1500
Granted	775,000	0.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	0.7817
Granted	-
Exercised	(24,800)	(0.1500)
Forfeited	-
Balance - June 30, 2006	810,200	0.801

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2006 are as follows:

Deferred tax assets:
Net operating loss	$650,000
Less valuation allowance	(650,000)
$-

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

At June 30, 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $1,912,000. Federal NOLs could, if unused, begin to expire in 2017.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company had the following transactions with related parties:

As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the six months ended June 30, 2006, the Company paid Mr. Pescio $420,000 related to these agreements.

As further discussed in Note 3, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the six months ended June 30, 2006, the Company paid Mr. Abbott $8,294 and Mr. Keith $12,971 related to this agreement.

During the six months ended June 30, 2006 and 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President, totaling $101,898 and $43,750, respectively. Of the $101,898 incurred in 2006, $64,276 related to mining exploration and $37,622 related to general administrative activities. Of the $43,750 incurred in 2005, $21,000 related to mining exploration and $22,750 related to general administrative activities. In addition, during the six-months ended June 30, 2005, the Company reimbursed Mr. Abbott $9,209 for travel and other related expenses.

During the six-months ended June 30, 2006, the Company paid Mr. George Drazenovic, its Chief Financial Officer, $20,000 for services rendered in that capacity. Mr. Drazenovic was not affiliated with the Company until 2006.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

On July 24, 2006, the Company announced that it had sold an aggregate of approximately 6.15 million units of its securities to a limited number of accredited investors or non-U.S. persons in a private placement. The closing occurred on July 18, 2006. Each unit consists of one share of common stock and one warrant ("Warrant") to purchase one share of common stock. The purchase price was $0.30 per unit, for an aggregate amount of approximately $1.84 million. The Warrants have an exercise period of three years and an exercise price of $.60 per share. Pursuant to the terms of the Registration Rights Agreement entered into by the Company and the investors, the Company agreed to file a registration statement with the SEC to cover the resale of the shares of common stock and the shares underlying the Warrants within 120 days after the closing and to use commercially reasonable efforts to cause the registration statement to be declared effective by the Sec within 180 days after the closing. If the registration statement is not so filed within the 120-day period or if it has not been declared effective within the 180-day period, the Company will pay to each investor an amount equal to one percent of the aggregate amount invested by the investor for each 30-day period following the expiration of either such period until the registration statement has been filed or declared effective, respectively. The Company sold to one of the investors units consisting of five million special warrants and an equivalent number of Warrants. Each special warrant converts into one share of common stock not later than 10 years from the closing without the tender of any additional consideration. The special warrants have no voting rights. The Company also agreed to pay eight percent of the proceeds received in the Private Placement as finders' fees.

On August 7, 2006, the Company acquired an option for 53 additional claims at the Jack Creek Property, Elko County, Nevada. The option was acquired from Gateway Gold (USA) Corp. through two of the Company’s directors, Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between the Company and those directors that the Company announced in its October 3, 2005, news release. The Company has the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, the Company and Gateway Gold could form a joint venture; but, if Gateway declines to participate at its 50% level, the Company could exercise its option to earn an additional 20% in the claims through its expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011. Mr. Abbott is also an officer of the Company.

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

CRITICAL ACCOUNTING POLICIES.

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

MINING COSTS.

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

OVERVIEW.

We were incorporated in Nevada on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc., which sold consumer electronics products and other name brand consumer products over the Internet.

On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we disposed of our operating asset, Salty's Warehouse, Inc., when our prior management departed. Under our new management, we undertook a different business focus: the identification and acquisition of properties exhibiting the potential for gold mining operations by others. On July 7, 2004, we changed our name from Nucotec, Inc. to Tornado Gold International Corp. to reflect our new business focus. The name change was approved on May 12, 2004 by our Board of Directors. In addition, stockholders holding a majority of our outstanding common stock approved those actions by written consent in lieu of a meeting on May 12, 2004.

LIQUIDITY AND CAPITAL RESOURCES.

We had cash and cash equivalents totaling $9,856 as of June 30, 2006 and had prepaid our office lease and attorney fees totaling $1,413, making our total current assets $11,269. We also had mining assets of $965,598, making our total assets $981,867 as of June 30, 2006. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. In July, we sold approximately $1.84 million of our equity securities in a private placement. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of June 30, 2006, we had a net working capital deficit of $1,157,106.

Net cash used in operating activities was $266,770 for the six months ended June 30, 2006 compared to $59,748 for the six months ended June 30, 2005. Net cash used in operating activities was $153,764 for the three months ended June 30, 2006 compared to $26,808 for the three months ended June 30, 2005.

Since we have no current source of operating revenue, our only source of cash is from the issuance of debt or equity instruments. During the six months ended June 30, 2006, we borrowed $649,838 compared to the $50,000 we borrowed during the six months ended June 30, 2005. We used $441,265 to make advance lease payments and acquisition costs on our mining claims during the six months ended June 30, 2006 compared to $43,314 we incurred during the six months ended June 30, 2005. As previously disclosed, in July we sold approximately $1.84 million of our equity securities in a private placement.

Due to numerous economic and competitive risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to generate significant revenues or achieve a level of positive cash flow that would permit us to continue our current business plan. Our current plans encompass the identification and acquisition of properties exhibiting the potential for gold mining operations by others. However, as noted, we must continue to raise additional capital in order to ensure the availability of resources sufficient to fund all of our general and administrative expenses for the next twelve months.

No assurances can be given that we will be able to obtain sufficient operating capital trough the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

PLAN OF OPERATIONS.

The Company recently announced that it had closed a financing of US $1,844,000. A substantial portion of the funds will be devoted to the lease costs of its 15 properties. The Company will also maintain a material portion for administrative overhead and future acquisition opportunities. Thus, the Company expects to have less than $500,000 available for exploration on its current properties over the next 12 months. The Company will continue to pursue additional financing opportunities to further its exploration and acquisition program over the next twelve months.

The Company begins its exploration process by attempting to understand the regional geology of its prospects and by progressing through the district-wide geologic setting. Eventually, the Company graduates to the geologic setting of each individual proposed drill hole. Before drilling, the Company attempts to predict its chances of success, and it will drill only sites that it believes have the best chance of encountering a gold deposit. Typically, the Company will engage in integrated surface geological, geochemical and geophysical analysis before it begins drilling. Some of the specific methods that the Company will engage in include magmatic affinity, pluton vectoring, kinetic structural analysis and metal dispersion.

To date, the Company has acquired leases in several claim blocks in the North Central Nevada area. In total, the property package represents 15 properties comprised of approximately 44,840 acres. However, in addition to its initial exploration program, the Company will need to spend significant funds to complete further in-depth drilling and engineering studies before it can identify whether or not it has a commercially viable mineral deposit.

Future funding levels will also determine the extent and number of properties that it will explore. No certainty can be ascertained on its overall exploration program until significant funding levels have been achieved.

While most properties will be examined and sampled, the Company will also analyze the results of all previous work that is publicly available for the properties. The Company currently expects that in Spring 2007 it will perform a small amount of drilling on the Jack Creek property. A ranking system will enable the Company to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will be made available for farm-out, for development at a later date, or dropped all-together from further work.

The following is a list of projects on which, as of the date of this Quarterly Report, the Company has decided to focus during the next 12 months. The prioritization of, and the projects themselves, are expected to change depending on funding levels and preliminary sampling results:

Jack Creek

The Company intends to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. The intended work is in preparation for an intended drill program on the property currently expected to be performed in Spring 2007, which, in aggregate, is expected to cost up to approximately $100,000.

The Jack Creek property comprises a total of approximately 6,000 acres in Elko County, Nevada, and is located in the northern Independence Mountains. Management believes that the property is attractive because it occupies the southwest flank of a prominent gravity high, indicating the presence of relatively shallow Paleozoic carbonate sedimentary rocks.

Recently, the Company acquired an option for 53 additional claims at the Jack Creek Property, Elko County, Nevada. The option was acquired from Gateway Gold (USA) Corp. through two of the Company's directors, Earl Abbott and Stanley Keith. The Company has the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Currently, however, the Company does not have such funds available and will need to raise additional funds in order to exercise the option.

NT Green

Exploration currently anticipated to occur during the Spring of 2007 will focus on delineating drill targets.  The property will be prospected by sampling and analysis of mineralized rock. The Company expects to perform a kinematic structural analysis of the property and expects to produce a more realistic geologic map than those made available in the past.  A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity.  A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation.  In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis.  It is intended that by the Spring of 2007, the Company will have identified targets for permitting and drilling. The Company has budgeted up to approximately $100,000 to complete this program; however, that amount may vary depending on preliminary results.

Goodwin Hill

Exploration on this property may include geologic mapping to identify prospective fault structures that can be projected under alluvium.  Sampling of all mineralized rocks is expected to provide a vector toward the center of hydrothermal activity.  Gravity and magnetic geophysical studies are expected to be performed to define the buried shallow basement rocks better.  These studies are intended to provide low risk drilling targets for permitting and drilling in the Spring of 2007. As of the date of this Quarterly Report, the Company has budgeted nearly $50,000 for this program.

Work to date in the area has indicated a large Carlin type system within prospective lower plate carbonate rocks on the flanks of a major dome and near intrusive bodies.

HMD

Exploration on this property will be directed toward delineating low-risk drill targets.  The Company currently expects that it will undertake a kinematic structural analysis of the exposed silicified rocks along the HMD structure combined with careful rock sampling to locate points along the fault where hydrothermal activity is most intense.  The Company intends to supplement these studies with soil sampling, and the resulting drill targets will be sharpened by detailed IP surveys.  By the Spring of 2007, the Company hopes to have targets prepared for permitting and drilling. The Company expects to spend up to approximately $50,000 for this program over the next 12 months.

Wilson Peak

A program of kinematic structural analysis, combined with multi-element rock and soil sampling, is currently planned for Wilson Peak.  Potential drill targets will be sharpened by IP geophysical surveys.  Assuming sufficient funds have been raised by the Company, permitting and drilling are planned for Spring 2007. The Company expects that this program will require up to approximately $50,000 for the next 12 months.

Other Properties

The Company hopes to undertake additional exploration studies on the Stargo, West Whistler, Brock, Horseshoe Basin, South Lone Mountain, Golconda, North Battle Mountain, Dry Hills Property, Walti, and Marr Properties, but no detailed plans to conduct exploration on these properties have yet been determined. The Company believes that it could expect to spend up to approximately $150,000 on these properties, thus, bringing the total funds budgeted for the next 12 months to $500,000.

The projects described above will be managed by Dr. Abbott. The Company expects to utilize the services of various third-party geological professionals to assist with the various projects. The number of consultants will depend on the Company’s initial exploratory results and funding levels. No plans are in place for a significant change in the number of full-time personnel.

Currently, the Company has no research and development plans and no intention to purchase or sell plant or significant equipment.

RESULTS OF OPERATIONS.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005.

REVENUE. We have realized no revenues for the six months ended June 30, 2006 and 2005.

OPERATING EXPENSES. For the six months ended June 30, 2006, our total operating expenses were $290,585 compared to our total operating expenses of $103,579 in the corresponding prior period. Of the $290,585 incurred in 2006, $81,267 related to our mining exploration and $209,318 was incurred in general and administrative activities. Of the $103,579 incurred in 2005, $21,000 related to mining exploration and $82,579 related to general and administrative activities. During the six months ended June 30, 2006, we accrued $37,738 in interest expenses on notes payable compared to interest accruing during the six months ended June 30, 2005 of $23,238. No interest has been paid on notes payable during either period.

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005.

REVENUE. We have realized no revenues for the three months ended June 30, 2006 and 2005.

OPERATING EXPENSES. For the three months ended June 30, 2006, our total operating expenses were $166,815 compared to our total operating expenses were $57,604 in the corresponding prior period. Of the $166,815 incurred in 2006, $41,307 related to our mining exploration and $125,508 was incurred in general and administrative activities. Of the $57,604 incurred in 2005, $3,150 related to mining exploration and $54,454 related to general and administrative activities. During the three months ended June 30, 2006, we accrued $21,537 in interest expenses on notes payable compared to interest accruing during the three months ended June 30, 2005 of $3,600. No interest has been paid on notes payable during either period.

Of the $41,307 that we incurred in our mining operations during the three months ended June 30, 2006, $41,307 relates to technical consulting services rendered by our President. Of the $125,508 that we incurred in general and administrative expenses during the three-months ended June 30, 2006, $10,000 relates to services rendered by our Chief Financial Officer. Other notable general and administrative expenses incurred for the quarter in 2006 include investor relations fees of $31,510, accounting and auditing fees of $13,091, legal fees of $19,500, rent expense of $4,217, and fees paid to the staffing agency for the services rendered by our President's assistant during the three-month period amounting to $6,752.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Professional fees: Legal fees	$46,665	$15871	$49,081	$17,895
Administrative Fee: E Abbott	6,719	17500	42,306	22,750
Investor Relations	31,582		37,813	-
Professional fees:Accounting fees	9,373	13398	24,717	15,766
Administrative Fee: G. Drazenovic	10,000		20,000	-
Employee leasing	6,752		11,554	-
Travel	7,877	1328	8,620	9,582
Rent	4,213	4187	8,400	8,372
Consulting fees	-		3,000	2,778
Outside services	1,550	705	1,550	1,308
Continuing Education	-	209	709	209
Telephone	303	62	665	124
Website	-		-	660
Office expense	406	1232	491	3,010
Dues and subscriptions	68		282	-
Bank fees	-	(37)	70	-
Taxes and licenses	-		60	125
	$125,508	$54,455	$209,318	$82,579

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

SUBSEQUENT EVENTS.

On August 7, 2006, we announced that we acquired an option for 53 additional claims at the Jack Creek Property, Elko County, Nevada. The option was acquired from Gateway Gold (USA) Corp. through two of our directors, Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between the directors and us that we had announced in October 2005. We have the option to earn a 50% undivided interest in the 53 claims through expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, Gateway Gold and we could form a joint venture, but, if Gateway declines to participate at its 50% level, we could exercise our option to earn an additional 20% in the claims through our expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011.

In late July, we announced that we sold approximately $1.84 million of our equity securities in a private placement. We currently intend to leverage these funds to acquire additional exploration properties and to maintain administrative operations for the next 12 months. We also expect to continue to seek additional funds to expedite and expand our exploration and drilling programs.

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

TORNADO GOLD INTERNATIONAL CORP.

August 18, 2006	By:	/s/ GEORGE DRAZENOVIC
George Drazenovic, Chief Financial Officer (Principal financial officer and duly authorized signatory)