Form 10QSB
period 2006-09-30
Tornado Gold International Corp
filed 2006-11-20
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to_______________

000-50146
(Commission file number)

TORNADO GOLD INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	94-3409645
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

3841 Amador Way, Reno, Nevada 89502
(Address of principal executive offices)

(775) 827-2324
(Issuer’s telephone number)

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

The number of shares of common stock outstanding as of November 1, 2006 was 29,961,526.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TORNADO GOLD INTERNATIONAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Tornado Gold International Corp.
(An Exploratory Stage Company)
BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,736
Prepaid expenses	1,413

TOTAL CURRENT ASSETS	506,149

MINING CLAIMS	1,565,597

OTHER ASSETS
Intangible assets	1,868

TOTAL ASSETS	$2,073,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$12,875
Accounts payable - others	116,962
Notes payable (including accrued interest of $72,218)	1,153,034

TOTAL CURRENT LIABILITIES	1,282,871

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 29,961,526 shares issued and outstanding	29,962
Additional paid in capital	1,912,307
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(1,946,115)
Subscribed warrants	1,500,000
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	790,743

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,073,614

The accompanying notes are an integral part of these financial statements.

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended		From March 19, 2004
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	11,589	12,269	46,356	12,269	68,765
Mining exploration expenses	522,978	24,983	604,245	45,983	1,060,176
General and administrative expenses	148,074	28,873	357,392	111,452	663,845
	682,641	66,125	1,007,993	169,704	1,792,786

LOSS FROM OPERATIONS	(682,641)	(66,125)	(1,007,993)	(169,704)	(1,792,786)

OTHER INCOME (EXPENSE)
Interest expense	(21,793)	(4,106)	(59,531)	(27,344)	(153,329)

TOTAL OTHER INCOME (EXPENSE)	(21,793)	(4,106)	(59,531)	(27,344)	(153,329)

LOSS BEFORE PROVISION FOR INCOME TAXES	(704,434)	(70,231)	(1,067,524)	(197,048)	(1,946,115)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(704,434)	$(70,231)	$(1,067,524)	$(197,048)	(1,946,115)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	29,799,733	28,166,726	29,133,601	38,108,139

The accompanying notes are an integral part of these financial statements.

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

	For the Nine		From
	Months Ended		March 19, 2004
	September 30,		through
	2006	2005	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,067,524)	$(197,048)	$(1,946,115)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	46,356	12,269	68,765
Changes in:
Prepaid expenses and other current assets	3,115	(30,875)	1,720
Accounts payable and accrued expenses	176,068	42,993	277,157

Net cash used in operating activities	(841,985)	(172,661)	(1,598,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(1,041,266)	(233,014)	(1,565,599)

Net cash used in investing activities	(1,041,266)	(233,014)	(1,565,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	649,838	381,000	2,105,816
Proceeds from issuance of common stock	347,220	-	856,802
Proceeds from subscribed warrants	1,500,000	-	1,500,000
Offering costs	(173,404)	-	(173,404)
Payment on note payable - related party	-	-	(42,500)
Repurchase of shares on common stock	-	(7,906)	(577,906)

Net cash provided by financing activities	2,323,654	373,094	3,668,808

NET CASH PROVIDED BY CONTINUING OPERATIONS	440,403	(32,581)	504,736

CASH AND CASH EQUIVALENTS, Beginning of year	64,333	53,141	-

CASH AND CASH EQUIVALENTS, End of year	$504,736	$20,560	$504,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the “Company”). The Company is currently in the exploratory stage with its principal activity being the exploration of mining properties for future commercial development and production (See Note 3).

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue; has incurred a net loss for the nine-months ended September 30, 2006, of $1,067,524; as of September 30, 2006, has a negative working capital of $776,722; and has an accumulated deficit since its inception of $2,651,108. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: The Company plans to raise additional operating funds through equity or debt financing. There is no assurance that the Company will be able to arrange for financing and has not, to date, had any substantive discussions with any third parties regarding such financing. (See Note 4)

Stock Split

On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82-for-1 stock split. On May 16, 2005, the Company authorized a 1.20-for-1 stock split. All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect the various indicated stock splits.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Restatements to Prior Periods Financial Statements

For the quarters ended March 31, 2006 and June 30, 2006, the Company failed to include in operations compensation expense attributed to its granting of stock options to a consultant as discussed in Note 5. A reconciliation of the net loss as restated for the three months ended March 31, 2006, and for the three months and six months ended June 30, 2006, are as follows:

	For the	For the	For the
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31, 2006	June 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Net loss as originally reported	$(139,951)	(188,372)	(328,323)
Compensation expense on option grant	(17,383)	(17,383)	(34,766)
Net loss as restated	$(157,334)	(205,755)	(363,089)

Net loss per share
As originally reported	$(0.00)	$(0.01)	$(0.01)
Adjusted for increased expense	(0.00)	(0.00)	(0.00)

As restated	$(0.00)	$(0.01)	$(0.01)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, “Share- based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Revenue Recognition

The Company has not generated any revenue from its mining operations.

Mining Costs

Costs incurred to purchase, lease, or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mining operations, results of exploration activities conducted to date, estimated future prices, and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Website Development Costs

In September 2006, the Company incurred $1,868 in the development of its website. The Company accounts for its website development costs pursuant to SOP 98-1. These costs were capitalized and are being amortized over three years. Amortization expense for the quarter ended September 30, 2006, amounted to $0. The balance of website development costs will be amortized over the next three years as follows:

September 2007	$622
September 2008	$623
September 2009	$623
$1,868

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2006, were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 649,838 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 33,041,673 and 28,219,079 for the three months ended September 30, 2006 and 2005, respectively, and 31,082,727 and 38,160,492 for the nine months ended September 30, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Mining Claims

NT Green Property, HMD Gold Property, Goodwin Hill Gold Property, and Wilson Peak Property

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio, a director of the Company, to lease four mining properties. The terms of the four leases are substantially identical and are as follows:

A schedule of the advanced lease payments for each of the four properties is as follows:

Due Date	Amount
June 5, 2004	$15,000
May 15, 2005	$22,500
February 5, 2006	$30,000
February 5, 2007	$37,500
February 5, 2008	$50,000
February 5, 2009	$62,500
February 5, 2010	$75,000
February 5, 2011 and each year thereafter until production commences	$100,000

Upon completion of a bankable feasibility study and payments totaling $105,000, the Company will own 100% of the property subject to a continuing production royalty of 4%. Once the $105,000 is paid, all subsequent payments will convert into advance minimum royalty payments that are credited against the 4% production royalty due. A 1% royalty is also due Pescio on production on property consisting of a 2-mile circumference surrounding the leased property.

The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006, and continuing until the completion of the feasibility study. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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

Jack Creek Property

On October 3, 2005, the Company paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Earl Abbott and Stanley Keith (the “owners”) to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Dr. Abbott is the Company’s President, and Mr. Keith is a Company Director.

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

The Company shall have the option to purchase one-half (1/2) of the royalty applicable to the property representing two percent (2%) of the Net Smelter Returns. The Company shall have the right to elect to purchase such part of the royalty in increments representing one percent (1%) of the Net Smelter Returns, and the purchase price for each such increment shall be $1,500,000. The Company shall have the option to purchase one-half (1/2) of the area-of-interest royalty applicable to mineral rights, mining claims, and properties which the Company acquires from third parties representing one-half percent (.5%) of the Net Smelter Returns. The purchase price for such part of the area-of-interest royalty shall be $500,000 for the one-half percent (.5%) of the area-of-interest royalty applicable to mineral rights, mining claims, and properties, which the Company acquires from any third party.

The Company shall be responsible for all environmental liabilities and reclamation costs it creates and indemnifies the owners against any such claims or obligations. The Company can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

In addition, on August 7, 2006, the Company acquired an option for 53 additional claims at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through two of the Company’s directors, Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between the Company and those directors that the Company announced in its October 3, 2005, news release. The Company has the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, the Company and Gateway Gold could form a joint venture; but, if Gateway declines to participate at its 50% level, the Company could exercise its option to earn an additional 20% in the claims through its expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011. Dr. Abbott is also an officer of the Company.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Additional Properties

On October 6, 2005, the Company entered into a preliminary agreement with Mr. Carl Pescio to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, the Company is to make advance lease payments to Mr. Pescio on each property based upon the following schedule:

Due Date	Amount
Upon signing	$35,000
1st anniversary	$55,000
2nd anniversary	$75,000
3rd anniversary	$100,000
4th anniversary	$125,000
5th anniversary	$150,000
6th anniversary and each anniversary thereafter	$200,000

On August 23, 2006, the Company entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of its common stock. Under the terms of the purchase agreement, $50,000 was paid upon signing with $50,000 and 100,000 shares of restricted common stock payable by November 21, 2006, with the additional 200,000 shares of restricted common stock to be issued on or before August 23, 2007. In addition, the Company assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. The Company also agreed to pay $48,006.50 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Mr. Pescio and Janet Pescio under an August 31, 2001, agreement between the Pescios and the seller. The Company agreed to register all of such shares for re-sale within 60 days of the closing date but not later than 150 days after August 23, 2006. The Company also agreed to use its best efforts to cause the registration of the shares to be declared effective as soon as practicable thereafter, but within 120 days after the closing date and no later than 210 days after August 23, 2006.

The Company has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce production royalties due Seller from two percent to one percent by paying it $1,000,000 or its equivalent in gold bullion priced as of the August 24, 2006, closing price of gold on the New York Commodity Exchange. The Company also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 is to be expended during the first year of the agreement.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Based upon the actual and preliminary terms of the above leases, the Company’s obligation as of September 30, 2006, for the payment of minimum lease payments on these 16 properties is as follows:

2006	$51,235
2007	$930,000
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in Subsequent years	$2,500,000

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

Jack Creek Property is located in the northern Independence Range about 50 miles north of Elko, Elko County, Nevada. It is comprised of 247 lode mining claims (nearly 5,000 acres) adjacent to Gateway Gold Corp.’s (TSX Venture:GTQ) Big Springs and Dorsey Creek Properties.

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

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

The Illipah gold prospect is situated in eastern Nevada at the southern extension of the Carlin Trend (T 18N, R 58E). The property consists of one hundred ninety one unpatented federal Bureau of Land Management lode mining claims, or approximately 3,820 acres.

As of September 30, 2006, the Company incurred a total of $1,565,597 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

NOTE 4 - NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of September 30, 2006, amounted to $9,973.

From August 9, 2005, to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of September 30, 2006, amounted to $28,408.

During the three months ended March 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Prior to maturity, the notes may be converted at the sole discretion of the Company into shares of the Company’s common stock at a rate of $1.00 per share. Accrued interest related to these notes as of September 30, 2006, amounted to $33,837.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

On April 15, 2005, the Company’s officers and directors agreed to redeem an aggregate of 27,172,800 of their shares for $7,906, or $.0002909 per share. The new management desired to decrease their percentage ownership interest of the Company, as well as the number of the Company’s outstanding shares of common stock, so they agreed to sell their shares of common stock back to the Company for the amount they initially paid for them. The shares includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from each of Messrs. Pescio and Keith. Dr. Abbott’s shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

In April 15, 2005, the holders of the notes payable converted the principal amount of the notes totaling $1,025,000 and accrued interest of $79,271 into 1,325,126 shares of the Company’s common stock.

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

In the second quarter of 2006, the Company’s former management exercised some of their options to purchase a total of 24,800 shares of the Company’s common stock at a price of $.15 per share.

In the third quarter of 2006, the Company sold 1,145,000 units through a private Reg S offering for $343,500. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.60 per share. The warrant expires three years from date of issuance. The warrants and underlying common shares are anti-dilutive.

 Options and Warrants

1)
In March 2004, the Company issued 60,000 options to former employees of the Company. The fair value for these options was estimated to be $4,540 and has been recorded as an expense in the accompanying statement of operations. The fair value was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 50%; and a weighted average expected life of the option of 10 years.

As discussed above, in June 2006, former management exercised some of their options to purchase a total of 24,800 shares of the Company’s common stock for $3,720.

2)
In accordance with a consulting agreement with Access Capital Management Corp., the Company issued Access Capital 25,000 options in September 2005 to purchase shares of the Company’s common stock for $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,853 days, a risk-free interest rate of 3.85%, a dividend yield of 0%, and volatility of 63%. The value of these options of $12,075 was amortized over the three-month initial term of the agreement and was charged to operations in 2005.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

In December 2005, the Company extended the term of the agreement and granted Access an additional 125,000 options to purchase shares of the Company’s common stock at a price of $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,762 days, a risk-free interest rate of 4.45%, a dividend yield of 0%, and volatility of 71%. These options were valued at $52,150 and are being amortized over the nine month remaining term of the agreement. In 2005, $5,794 was charged to operations. During the three-months and nine-months ended September 30, 2006, compensation expense charged to operation in connection with this option grant totaled $17,382 and $46,356, respectively.

The 150,000 options granted in 2005 expire on September 28, 2010, unless Access Capital no longer provides services for the Company, whereby the options expire one year from the date of termination.

3)
As discussed above, in connection with the issuance of the 625,000 shares of the Company’s common stock, the Company granted 625,000 warrants to purchase shares of the Company’s common stock at $.85 per share.

4)
In connection with the Company’s July 2006 private offering, the Company issued 1,145,000 warrants to purchase shares of the Company’s common stock at $.60 per share. The warrants expire three years from the date of issuance.

The warrant holders have the right to convert the warrants granted into shares of the Company’s common stock for no further consideration based upon a formula indicated in the warrant agreement.

5)
Also in July 2006, the Company received $1,500,000 in exchange for the issuance of 5,000,000 warrants, which can be converted into 5,000,000 shares of the Company’s common stock at any time by the warrant holder for no further consideration through July 14, 2016, on which date the Company will issue the 5,000,000 shares. The warrant holder was also granted an additional 5,000,000 warrants to purchase shares of the Company’s common stock at a price of $.60 per share. These additional warrants expire three years from the date of issuance.

The warrant holders have the right to convert the additional warrants granted into shares of the Company’s common stock for no further consideration based upon a formula indicated in the warrant agreement.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the options and warrants outstanding:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-
Balance - June 30, 2006	11,955,200	$.4886

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2006, are as follows:

Deferred tax assets:
Net operating loss	$890,000
Less valuation allowance	(890,000)
$-

At September 30, 2006, the Company had federal net operating loss (“NOL”) carryforwards of approximately $2,617,000. Federal NOLs could, if unused, begin to expire in 2017.

TORNADO GOLD INTERNATIONAL CORP.
(formerly Nucotec, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company had the following transactions with related parties:

As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Pescio to acquire mining claims. During the nine months ended September 30, 2006, the Company paid Mr. Pescio $1,020,000 related to these agreements.

As further discussed in Note 3, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the nine months ended September 30, 2006, the Company paid Dr. Abbott $8,294 and Mr. Keith $12,971 related to this agreement.

During the nine months ended September 30, 2006 and 2005, the Company incurred consulting fees for services rendered by Mr. Abbott totaling $162,817 and $66,850, respectively. Of the $162,817 incurred in 2006, $107,714 related to mining exploration and $55,103 related to general administrative activities. Of the $66,850 incurred in 2005, $38,850 related to mining exploration and $28,000 related to general administrative activities. In addition, during the nine-months ended September 30, 2005, the Company reimbursed Dr. Abbott $9,209 for travel and other related expenses.

During the nine-months ended September 30, 2006, the Company paid Mr. George Drazenovic, its Chief Financial Officer, $35,000. Mr. Drazenovic was not affiliated with the Company until 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operations

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF OURS. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “SHALL,” “COULD,” “EXPECT,” “ESTIMATE,” “ANTICIPATE,” “PREDICT,” “PROBABLE,” “POSSIBLE,” “SHOULD,” “CONTINUE,” OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

We begin Management’s Discussion and Analysis or Plan of Operation with a discussion of our business overview. This overview is followed by a discussion of selected financial information line items and a detailed analysis of our plan of operation and results of operations. This section should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this report.

Business Overview.

We are a junior exploration company. Our business focus is on the identification and acquisition of properties that exhibit the potential for gold mining operations by others.

We were incorporated in Nevada on October 8, 2001, initially to serve as a holding company for Salty’s Warehouse, Inc., which sold consumer electronics products and other name-brand consumer products over the Internet. On March 19, 2004, pursuant to a Plan of Reorganization and Acquisition, we disposed of Salty’s Warehouse, Inc., and under our current management, undertook our current business focus. In connection with that change of business focus, on July 7, 2004, we changed our name to Tornado Gold International Corp. from Nucotec, Inc., which name change had been approved by our Board of Directors and the holders of a majority of our outstanding common stock on May 12, 2004.

Critical Accounting Policies

Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry-forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

Mining Costs.

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports, and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

Liquidity and Capital Resources.

We had cash and cash equivalents totaling $504,736 as of September 30, 2006, and had prepaid our office lease and attorney fees totaling $1,413, making our total current assets $506,149. We also had mining claims of $1,565,597 and intangible assets of $1,868, making our total assets $2,073,614 as of September 30, 2006. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. In July, we sold approximately $1.84 million of our equity securities in a private placement. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of September 30, 2006, we had a net working capital deficit of $776,722.

Net cash used in operating activities was $841,985 for the nine months ended September 30, 2006 compared to $160,392 for the nine months ended September 30, 2005. Net cash used in operating activities was $575,215 for the three months ended September 30, 2006, compared to $172,661 for the three months ended September 30, 2005.

Since we have no current source of operating revenue, our only source of cash is from the issuance of debt or equity instruments. During the nine months ended September 30, 2006, we borrowed $649,838, compared to the $381,000 we borrowed during the nine months ended September 30, 2005. We used $1,041,266 to make advance lease payments and acquisition costs on our mining claims during the nine months ended September 30, 2006 compared to $233,014 we incurred during the nine months ended September 30, 2005. As previously disclosed, in July 2006, we sold approximately $1.84 million of our equity securities in a private placement.

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

No assurances can be given that we will be able to obtain sufficient operating capital through the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt with our auditor about our ability to continue as a going concern.

Plan of Operations.

We recently announced that we had closed a financing of US $1,844,000. A substantial portion of the funds will be devoted to the lease costs of our 15 properties. We will also maintain a material portion for administrative overhead and future acquisition opportunities. Thus, we expect to have less than $500,000 available for exploration on its current properties over the next 12 months, during which period we will continue to pursue additional financing opportunities to further its exploration and acquisition program.

We begin our exploration process by attempting to understand the regional geology of our prospects and by progressing through the district-wide geologic setting. Eventually, we graduate to the geologic setting of each individual proposed drill hole. Before drilling, we attempt to predict our probability of success, and we will drill only sites that we believe have the best chance of encountering a gold deposit. Typically, we will engage in integrated surface geological, geochemical, and geophysical analysis before we begin drilling. Some of the specific methods that we will engage in include magmatic affinity, pluton vectoring, kinetic structural analysis, and metal dispersion.

To date, we have acquired leases in several claim blocks in the North Central Nevada area. In total, the property package represents 15 properties comprised of approximately 44,840 acres. However, in addition to our initial exploration program, we will need to spend significant funds to complete further in-depth drilling and engineering studies before we can identify whether or not we have a commercially viable mineral deposit.

Future funding levels will also determine the extent and number of properties that we will explore. No certainty can be ascertained on our overall exploration program until significant funding levels have been achieved.

While most properties will be examined and sampled, we will also analyze the results of all previous work that is publicly available for the properties. We currently expect that in Spring 2007, we will perform a small amount of drilling on the Jack Creek property. A ranking system will enable us to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will be made available for farm-out or for development at a later date, or dropped all-together from further work.

The following is a list of projects on which, as of the date of this Registration Statement, we have decided to focus during the next 12 months. The prioritization of, and the projects themselves, are expected to change depending on funding levels and preliminary sampling results:

Jack Creek. We intend to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. The intended work is in preparation for an intended drill program on the property currently expected to be performed in Spring 2007, which, in aggregate, is expected to cost up to approximately $100,000.

The Jack Creek property comprises a total of approximately 6,000 acres in Elko County, Nevada, and is located in the northern Independence Mountains. Management believes that the property is attractive because it occupies the southwest flank of a prominent gravity high, indicating the presence of relatively shallow Paleozoic carbonate sedimentary rocks.

Recently, we acquired an option for 53 additional claims at the Jack Creek Property, Elko County, Nevada. The option was acquired from Gateway Gold (USA) Corp. through two of our directors, Earl Abbott and Stanley Keith. We have the option to earn a 50% undivided interest in the 53 claims through our expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Currently, however, we do not have such funds available and will need to raise additional funds in order to exercise the option.

NT Green. Exploration currently anticipated to occur during the Spring of 2007 will focus on delineating drill targets.  The property will be prospected by sampling and analysis of mineralized rock. We expect to perform a kinematic structural analysis of the property and expect to produce a more realistic geologic map than those made available in the past.  A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity.  A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation.  In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis.  It is intended that by the Spring of 2007, we will have identified targets for permitting and drilling. We have budgeted up to approximately $100,000 to complete this program; however, that amount may vary depending on preliminary results.

Goodwin Hill. Exploration on this property may include geologic mapping to identify prospective fault structures that can be projected under alluvium.  Sampling of all mineralized rocks is expected to provide a vector toward the center of hydrothermal activity.  Gravity and magnetic geophysical studies are expected to be performed to define the buried shallow basement rocks better.  These studies are intended to provide low risk drilling targets for permitting and drilling in the Spring of 2007. As of the date of this Registration Statement, we have budgeted nearly $50,000 for this program.

Work to date in the area has indicated a large Carlin type system within prospective lower plate carbonate rocks on the flanks of a major dome and near intrusive bodies.

HMD. Exploration on this property will be directed toward delineating low-risk drill targets. We currently expect that we will undertake a kinematic structural analysis of the exposed silicified rocks along the HMD structure combined with careful rock sampling to locate points along the fault where hydrothermal activity is most intense. We intend to supplement these studies with soil sampling, and the resulting drill targets will be sharpened by detailed IP surveys.  By the Spring of 2007, we hope to have targets prepared for permitting and drilling. We expect to spend up to approximately $50,000 for this program over the next 12 months.

Wilson Peak. A program of kinematic structural analysis, combined with multi-element rock and soil sampling, is currently planned for Wilson Peak.  Potential drill targets will be sharpened by IP geophysical surveys.  Assuming we have raised sufficient funds, permitting and drilling are planned for Spring 2007. We expect that this program will require up to approximately $50,000 for the next 12 months.

Other Properties. We hope to undertake additional exploration studies on the Stargo, West Whistler, Brock, Horseshoe Basin, South Lone Mountain, Golconda, North Battle Mountain, Dry Hills Property, Walti, and Marr Properties, but no detailed plans to conduct exploration on these properties have yet been determined. We believe that it could expect to spend up to approximately $150,000 on these properties, thus, bringing the total funds budgeted for the next 12 months to $500,000.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties, and actual results could fail as a result of a number of factors. We will need to raise additional capital to exploit our properties. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all and if adequate funds are not available. Our ability to continue or expand our operations may be significantly hindered. We have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

The projects described above will be managed by Dr. Earl Abbott. Dr. Abbott holds a Ph.D degree in geology from Rice University where he studied the tectonics of the western U.S. He has spent 34 years exploring for mineral deposits, 26 of them for gold in Nevada, and, with Carl Pescio, he managed an exploration program in Nevada in 1981 resulting in the acquisition of 3 gold orebodies that were mined profitably. Over his career, Dr. Abbott has consulted to the mining industry and has been an officer and director of several junior mining companies. Dr. Abbott is a Certified Professional Geologist by the American Institute of Professional Geologists (AIPG) and past President of the Nevada Chapter.  He is also a member and past President of the Geological Society of Nevada (GSN), the Nevada Petroleum Society (NPS), and the Denver Region Exploration Geologists Society (DREGS); and he is a member of the Society of Economic Geologists (SEG), the Society for Mining, Metallurgy, and Exploration (SME), the Geological Society of America (GSA), the Northwest Mining Association (NWMA), the British Columbia & Yukon Chamber of Mines, and the Prospectors and Developer Association of Canada (PDAC).  Dr. Abbott is a Qualified Person under the rules of National Instrument 43-101.

We expect to utilize the services of various third-party geological professionals to assist with the various projects. The number of consultants will depend on our initial exploratory results and funding levels. No plans are in place for a significant change in the number of full-time personnel.

Currently, we have no research and development plans and no intention to purchase or sell plant or significant equipment.

Result of Operations.

For the Nine Months Ended September 30, 2006, compared to the Nine Months Ended September 30, 2005.

Revenue - We have realized no revenues for the nine months ended September 30, 2006 and 2005.

Operating Expenses - For the nine months ended September 30, 2006, our total operating expenses were $1,007,993, compared to our total operating expenses of $169,704 in the corresponding prior period. Of the $1,007,993 incurred in 2006, $604,245 related to our mining exploration, $357,392 related to general and administrative activities, and $46,356 related to our compensation expense on option grants. Of the $169,704 incurred in the first nine months of 2005, $45,983 related to mining exploration, $111,452 related to general and administrative activities, and $12,269 related to our compensation expense on options grants. During the nine months ended September 30, 2006, we accrued $59,531 in interest expenses on notes payable, compared to interest accruing during the nine months ended September 30, 2005, of $27,344. No interest has been paid on notes payable during either period.

For the Three Months Ended September 30, 2006, compared to the Three Months Ended September 30, 2005.

Revenue - We have realized no revenues for the three months ended September 30, 2006 and 2005.

Operating Expenses - For the three months ended September 30, 2006, our total operating expenses were $682,641, compared to our total operating expenses of $66,125 in the corresponding prior period. Of the $682,641 incurred during the third quarter of 2006, $522,978 related to our mining exploration, $148,074 was incurred in general and administrative activities, and $11,589 related to our compensation expense on option grants. Of the $66,125 incurred in the third quarter of 2005, $24,983 related to mining exploration, $28,873 related to general and administrative activities, and $12,269 related to our compensation expense on option grants. During the three months ended September 30, 2006, we accrued $21,973 in interest expenses on notes payable, compared to interest accruing during the three months ended September 30, 2005, of $4,106. No interest has been paid on notes payable during either period.

Of the $522,978 that we incurred in our mining operations during the three months ended September 30, 2006, $522,978 relates to technical consulting services rendered by our President. Of the $148,074 that we incurred in general and administrative expenses during the three-months ended September 30, 2006, $15,000 relates to services rendered by our Chief Financial Officer. Other notable general and administrative expenses incurred for the third quarter in 2006 include investor relations fees of $37,309, accounting and auditing fees of $5,455, legal fees of $40,014, and rent expense of $4,214.

Tornado Gold International Corp.
MD&A

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Professional fees:Legal fees	$40,014	$3,541	$89,094	$21,436
Administrative Fee: E Abbott	21,332	5,599	55,103	28,000
Investor Relations	37,309	3,100	75,122	3,100
Professional fees:Accounting fees	5,455	3,942	30,172	19,708
Administrative Fee: G. Drazenovic	15,000		35,000
Insurance	4,811		4,811
Employee leasing *	-		11,554
Travel	6,961	8,699	15,582	18,281
Rent	4,214	2,790	12,614	11,162
Consulting fees				3,127
Outside services	8,436	483	7,704	1,792
Continuing Education		290		499
Telephone	1,863	122	2,527	906
Website
Office expense	2,365	40	5,114	3,048
Dues and subscriptions	240	177	522	177
Bank fees	74	90	144	91
Taxes and licenses			60	125
	$148,074	$28,873	$345,123	$111,452

Off-Balance Sheet Arrangements.

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Notes to the financial statements included elsewhere in this Proxy Statement.

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

TORNADO GOLD INTERNATIONAL CORP.

November 20, 2006	By:	/s/ GEORGE DRAZENOVIC
George Drazenovic, Chief Financial Officer (Principal financial officer and duly authorized signatory)