Form 10KSB/A
period 2005-12-31
Tornado Gold International Corp
filed 2007-03-23
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50146

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

Transitional Small Business Disclosure format (check one): [   ] Yes [X] No

EXPLANATORY NOTE

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-KSB/A AND THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2005 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS BASED UPON OUR MANAGEMENT’S FURTHER REVIEW OF ITS STATUS AS AN EXPLORATORY STAGE COMPANY.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR BACKGROUND. We were incorporated in Nevada as Nucotec, Inc. on October 8, 2001 in order to serve as a holding company for Salty's Warehouse, Inc. We disposed of that asset in March 2004 as described herein. We changed our name to Tornado Gold International Corp., in July 2004.

OUR BUSINESS. Subsequent to the period covered by this report, our new management has undertaken to change our business focus. Prior to March 2004, we operated through our subsidiary, Salty's Warehouse.

Under our new management, we are an exploration stage company that has begun to acquire low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our new management will help us operate successfully: Earl W. Abbott, our officer and director, has extensive data and program management experience; Stanley B. Keith, one of our directors, has data and technical advisory experience; and Carl A. Pescio, also one of our directors, has 'on-the-ground' prospecting and property knowledge. There is, however, no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

In our estimation, our portfolio of about 44,840 acres makes us one of the largest junior exploration companies in the region. After further exploration, our next three phases of development will be to advance the properties by identifying and prioritizing the drill targets, evaluating the economic and legal feasibility of drilling those targets and then actually drilling those targets.

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

MINING CLAIMS. The properties we hold claims to are described below and are shown on the following map:

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

Upper Paleozoic sedimentary rocks are exposed in an erosional window beneath Tertiary volcanic rocks. The Paleozoic rocks exhibit the characteristics of gold-bearing rocks. A fault structure does traverse onto the NTGreen property. Placer Dome Mining Company is a former operator of the NTGreen property, but no data from their exploration work is in our hands. Low levels of gold as well as associated trace elements are documented from the property by limited surface sampling done by Mr. Pescio.

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

The property is centered on a small hill of Paleozoic limestone surrounded by alluvium recent gravels that obscure the basement rocks. Geophysical studies by Kennecott Mining Company, the former operator, have reportedly indicated that the basement rocks are at a shallow depth beneath the gravels in some areas on the property. The limestone outcrop is along the northeast projection of a dome-like feature that exposes Paleozoic rocks of the lower plate of the Roberts Mountains Thrust Fault. Work by the previous operator, Kennecott, has reportedly encountered low level gold and elevated levels of arsenic and other trace elements known to be associated with gold. Shallow drilling in the gravels over the geophysically determined shallow basement rocks reportedly encountered low level gold and associated elements in the basement rocks.

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

The HMD property is within a geologic feature called the Northern Nevada Rift. Near the range front of the Cortez Range, the property covers a distinct vein of quartz along a fault structure. The structure can be followed for a length of at least one mile and is probably more extensive under gravel cover. The vein is more than 50 feet thick in places along the structure.

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

A schedule of the advanced lease payments for the each of the four properties above (HMD Gold Property, NT Green Gold Property, Wilson Peak Gold Property and the Goodwin Hill Property) are as follows:

Due Date	Amount
June 5, 2004	$15,000
Feb 5, 2005	$22,500
Feb 5, 2006	$30,000
Feb 5, 2007	$37,500
Feb 5, 2008	$50,000
Feb 5, 2009	$62,500
Feb 5, 2010	$75,000
Feb 5, 2011 and each
year thereafter until
production commences	$100,000

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

OTHER CLAIMS ACQUIRED IN 2005

JACK CREEK PROPERTY. On October 3, 2005, we announced the acquisition of the 247-claims (nearly 5,000 acres) Jack Creek property in Elko County, Nevada. Our final purchase price is still being determined. Prior to September 30, 2005, we paid $30,875 to the Bureau of Land Management to secure the claims. This payment was made as consideration on the Exploration License and Option to Lease Agreement entered into between us and Dr. Earl Abbott, and Stanley Keith (the "Owners"), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Dr. Abbott is our president and Mr. Keith is one of our directors.

Under the preliminary terms of this agreement, we were granted a license to explore the property for a period of six-months to determine what claims, if any, it wishes to lease. The term of the license is for six-months, but we have the option to extend.

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

SUMMARY OF MINIMUM LEASE PAYMENTS:

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, our obligation for minimum lease payments on these 15 properties is as follows:

2006	$692,500	*
2007	$930,000
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in Subsequent years	$2,500,000

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

DESCRIPTIONS OF OUR PROPERTIES:

Brock Property: A total of 222 lode claims (about 4,440 acres) in Eureka County, Nevada comprise the Brock Property. It is located in the Monitor Range, about 36 miles southwest of Eureka, Nevada. The geologic setting at Brock has alteration and mineralization occurring in the Lower Plate/Eastern "carbonate" assemblage of the Roberts Mountains Thrust Fault. At Brock, alteration/mineralization in the form of jasperoid is widespread throughout the carbonate assemblage.

Dry Hills Property: A total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada comprise the Dry Hills Property. It is located in the Dry Hills, about 20 miles southwest of Carlin, Nevada. The property is underlain by Jurassic volcanic rocks and volcanic sediments are cut by mineralized northeast-trending fracture zones.

Golconda Property: A total of 108 lode claims (about 2,160 acres) in Humboldt County, Nevada comprise the Golconda Property. It is located in Rock Creek Valley, about 12 miles east of Winnemucca, Nevada and near the intersection of the Getchell Trend and the north end of the Battle Mountain-Eureka Trend.. Mineralized Paleozoic formations and mineralized fault structures are projected into the Golconda Property, but are covered by younger alluvium and basalt.

Horseshoe Basin Property: A total of 50 lode claims (about 1,000 acres) in Lander County, Nevada comprise the Horseshoe Basin Property. It is located in the Fish Creek Mountains about 30 miles south of Battle Mountain, Nevada. Triassic sedimentary rocks are intruded by both Jurassic and Tertiary igneous intrusive rocks, producing precious metal-bearing skarn. At Horseshoe Basin, an erosional window exposes various intrusive rocks that contain alteration and mineralization with quartz veins containing values to as high as 0.35 ounces of gold per ton.

Marr Property: A total of 93 lode claims (about 1,840 acres) in Lander County, Nevada comprise the Marr Property. It is located between the Fish Creek Mountains and the Ravenswood Mountains about 50 miles southwest of Battle Mountain, Nevada. The property is along the Western Nevada Rift. At Marr, northeast-trending fractures control a 2 mile long and 3,000 feet wide system of mineralization and alteration in the form of silicification and brecciation with surface grab samples reported as high 0.10 ounce per ton gold.

North Battle Mountain Property: A total of 73 lode claims (about 1,460 acres) in Lander County, Nevada comprise the North Battle Mountain Property. It is located in the Sheep Creek Range, about 4 miles northeast of Battle Mountain, Nevada, along the northern extension of the Battle Mountain-Eureka Trend. Paleozoic rocks of the upper plate of the Roberts Mountains Thrust Fault exposed in erosional windows through shallow alluvium are mineralized on the property.

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

EXPLORATION PROCESS AND PLAN. The Company begins its exploration process by attempting to understand the regional geology of its prospects and by progressing through the district-wide geologic setting. Eventually, the Company graduates to the geologic setting of each individual proposed drill hole. Before drilling, the Company attempts to predict its chances of success, and it will drill only sites that it believes have the best relative chance of encountering a gold deposit. Typically, the Company will engage in integrated surface geological, geochemical, and geophysical analysis before it begins drilling. Some of the specific methods that the Company will engage in include magmatic affinity, pluton vectoring, kinetic structural analysis, and metal dispersion.

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

Future funding levels will also determine the extent and number of properties that it will explore. No certainty can be ascertained on its overall exploration program until significant funding levels have been achieved. While the Company maintains limited administrative overhead, the Company will pursue equity financings to pursue future exploration programs.

While most properties will be examined and sampled, the Company will also analyze the results of all previous work that is publicly available for the properties. A ranking system will enable the Company to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will either be made available for farm-out or for development at a later date, or will be dropped all-together from further work.

The following is a list of projects on which, as of the date of this Annual Report, the Company has decided to focus during the next 12 months. The prioritization of the projects, and the projects themselves, is expected to change depending on funding levels and preliminary sampling results:

Jack Creek

The Company intends to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. The intended work is in preparation for an intended drill program on the property currently expected to be performed in 2006, which, in aggregate, is expected to cost up to approximately $100,000.

The Jack Creek property comprises a total of approximately 6,000 acres. Management believes that the property is attractive because it occupies the southwest flank of a prominent gravity high, indicating the presence of relatively shallow Paleozoic carbonate sedimentary rocks.

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

NT Green

Exploration currently anticipated to occur in 2006 will focus on delineating drill targets. The property will be prospected by sampling and analysis of mineralized rock. The Company expects to perform a kinematic structural analysis of the property and expects to produce a more realistic geologic map than those made available in the past. A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity. A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation. In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis. It is intended that by the end of 2006, the Company will have identified targets for permitting and drilling. The Company has budgeted up to approximately $100,000 to complete this program; however, that amount may vary depending on preliminary results.

Goodwin Hill

Exploration on this property may include geologic mapping to identify prospective fault structures that can be projected under alluvium. Sampling of all mineralized rocks is expected to provide a vector toward the center of hydrothermal activity. Gravity and magnetic geophysical studies are expected to be performed to define the buried shallow basement rocks better. These studies are intended to provide low risk drilling targets for permitting and drilling in the Spring of 2006. As of the filing of this report, the Company has budgeted nearly $50,000 for this program.

Work in the area has indicated a large Carlin type system within prospective lower plate carbonate rocks on the flanks of a major dome and near intrusive bodies. Further work could discover certain structures that host shallow oxide gold mineralization under alluvial cover. Such finds would inevitably increase the amount spent on further exploration and drilling programs on the property.

HMD

Exploration on this property will be directed toward delineating low-risk drill targets. The Company currently expects that it will undertake a kinematic structural analysis of the exposed silicified rocks along the HMD structure combined with careful rock sampling to locate points along the fault where hydrothermal activity is most intense. The Company intends to supplement these studies with soil sampling, and the resulting drill targets will be sharpened by detailed IP surveys. By the Spring of 2006, the Company hopes to have targets prepared for permitting and drilling. The Company expects to spend up to approximately $50,000 for this program over the next 12 months.

Wilson Peak

A program of kinematic structural analysis, combined with multi-element rock and soil sampling, is currently planned for Wilson Peak. Potential drill targets will be sharpened by IP geophysical surveys. Assuming the Company has raised sufficient funds, permitting and drilling are planned for Spring 2006. The Company expects that this program will require up to approximately $50,000 for the next 12 months.

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

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 4100 F. Street NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

COMMON STOCK. We are authorized to issue 100,000,000 shares of common stock. We have no other classes of stock authorized.

As of March 30, 2006, there were 28,791,726 shares of our common stock were issued and outstanding held by 23 record holders of our common stock.

PRICES OF COMMON STOCK. Our common stock is quoted on the OTC Bulletin Board and in the Pink Sheets under the trading symbol “TOGI.” During the first half of our 2005 fiscal year, there were no trading days during which reported trading volume of our common stock exceeded 500 shares per day. During the third quarter of our 2005 fiscal year, reported trading volume of our common stock in excess of 10,000 shares per trading day occurred less than 15 days. During the fourth quarter of our 2005 fiscal year, the average daily reported trading volume of our common stock increased materially. Because reported trading volume for securities that are quoted on the OTC Bulletin Board or in the Pink Sheets does not necessarily represent actual transactions, it is generally regarded as less than accurate and typically overstated. Consequently, it is our belief that the shares of our common stock were relatively illiquid during the first three quarters of our 2005 fiscal year. Prior to the commencement and maintenance of a more active trading market, which, by virtue of the reported trading volume, we believe may have commenced in the fourth quarter of our 2005 fiscal year, we believe that a more reliable indicator of the value of our common stock would have been the value at which we could have sold our securities to an unrelated third party in one or more private placements.

Following is information about the range of high and low bid prices for our common stock for each fiscal quarter since our stock commenced trading in mid-December 2005 on the OTCBB. Our shares are dually quoted on both the Pink Sheets and OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

QUARTER ENDED	APPROX. CLOSING PRICE*	HIGH BID QUOTATION	LOW BID QUOTATION
03/31/05	$0.88
06/30/05	$0.52
09/30/05	$0.84
12/31/05		$0.75	$0.70
03/31/06		$0.60	$0.55

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

The following information applies as of December 31, 2005.**

			NUMBER OF SECURITIES
			REMAINING
	NUMBER OF SECURITIES TO BE		AVAILABLE FOR FUTURE
	ISSUED UPON EXERCISE OF	WEIGHTED-AVERAGE EXERCISE	ISSUANCE
	OUTSTANDING OPTIONS,	PRICE	UNDER EQUITY COMPENSATION
	WARRANTS	OF OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES
PLAN CATEGORY	AND RIGHTS (a)	WARRANTS AND RIGHTS(b)	REFLECTED IN COLUMN (a))
Equity compensation plans	60,000	$.15	n/a
approved by security holders
Equity compensation plans not	0	n/a	n/a
approved by security holders
Total	60,000	$.15	n/a

** the table above does not include the stock options described below, which have not been granted.

We had agreed to grant, but ultimately did not grant, options to Dr. Abbott and Messrs. Pescio and Keith, which, if consummated, would have had the following attributes:

Earl W. Abbott would receive up to 500,000 options, of which 250,000 would vest on December 15, 2005, at an exercise price of $1.00 per share and another 250,000, which would vest when we acquire a mining project with a drill-indicated resource of at least 1.5 million ounces of gold or gold-equivalent and if financing can be arranged; the exercise price of these options would be $1.00 per share.

Stanley B. Keith and Carl A. Pescio would each receive up to 250,000 options, of which 125,000 would vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which would vest according to the same mining project schedule as above.

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

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

• a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such such duties or other requirements of securities' laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the the "bid" and "ask" price;

• a toll-free telephone number for inquiries on disciplinary actions;

• definitions of significant terms in the disclosure document or in the conductof trading in penny stocks; and

• such other information and is in such form(including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;

• the compensation of the broker-dealer and its salesperson in the transaction;

• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

• monthly account statements showing the market value of each penny stock held in the customer's account.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash and cash equivalents totaling $64,333 as of December 31, 2005 and prepaid expenses of $6,395, making our total current assets $70,728. We also had mining assets of 524,333, making our total assets $595,061 as of December 31, 2005. Our current liabilities as of December 31, 2005 were $456,966, which was represented by accounts payable of $13,301 and notes payable of $443,665 including accrued interest of $12,687. We believe that our available cash and cash equivalents are not sufficient to pay our day-to-day expenditures. However, our officers and directors have committed to accrue, partially or completely, their compensation for the balance of the fiscal year or to refrain from collecting ordinary business expenses to allow us to pay our office-related and legal and accounting expenses, so that we might be able to continue operations until we are able to obtain additional funding through other sources at levels to implement our business plan, as to the availability of which additional funding there can be no assurance. We may also need to fund our operations through equity or debt financing, though there is no guarantee we will be able to do so.

As of December 31, 2005 we had a net working capital deficit of $386,238 as compared to $981,013 of December 31, 2004. In March 2004, we borrowed $650,000 from an unrelated third party pursuant to a promissory note that was due January 5, 2005, and thereafter extended to April 15, 2005, which bears interest at 8% per annum. In addition, on April 27, 2004, we borrowed an additional $225,000 from the same unrelated third party pursuant to a promissory note, which bears interest at the rate of 8% per annum and is due upon demand. In November 2004, we borrowed $100,000 from the same unrelated third party, pursuant to a promissory note executed in February 2005, which bears interest at the rate of 8% per annum and is due April 15, 2005. On April 15, 2005, we converted these notes to shares of our common stock at $1.00 per share, which was slightly in excess of the market price per share on such date, to the extent that the market price of our then-thinly traded common stock bore any relation to the value of our shares; a total of $1,104,271, represented by $1,025,000 in principal and $79,271 as accrued interest, converted to 1,104,271 pre-split shares of our common stock (one share for every dollar owed).

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

PLAN OF OPERATION.

The Company begins its exploration process by attempting to understand the regional geology of its prospects and by progressing through the district-wide geologic setting. Eventually, the Company graduates to the geologic setting of each individual proposed drill hole. Before drilling, the Company attempts to predict its chances of success, and it will drill only sites that it believes have the best relative chance of encountering a gold deposit. Typically, the Company will engage in integrated surface geological, geochemical, and geophysical analysis before it begins drilling. Some of the specific methods that the Company will engage in include magmatic affinity, pluton vectoring, kinetic structural analysis, and metal dispersion.

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

Future funding levels will also determine the extent and number of properties that it will explore. No certainty can be ascertained on its overall exploration program until significant funding levels have been achieved. While the Company maintains limited administrative overhead, the Company will pursue equity financings to pursue future exploration programs.

While most properties will be examined and sampled, the Company will also analyze the results of all previous work that is publicly available for the properties. A ranking system will enable the Company to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will either be made available for farm-out or for development at a later date, or will be dropped all-together from further work.

The following is a list of projects on which, as of the date of this Annual Report, the Company has decided to focus during the next 12 months. The prioritization of the projects, and the projects themselves, is expected to change depending on funding levels and preliminary sampling results:

Jack Creek

The Company intends to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. The intended work is in preparation for an intended drill program on the property currently expected to be performed in 2006, which, in aggregate, is expected to cost up to approximately $100,000.

The Jack Creek property comprises a total of approximately 6,000 acres. Management believes that the property is attractive because it occupies the southwest flank of a prominent gravity high, indicating the presence of relatively shallow Paleozoic carbonate sedimentary rocks.

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

NT Green

Exploration currently anticipated to occur in 2006 will focus on delineating drill targets. The property will be prospected by sampling and analysis of mineralized rock. The Company expects to perform a kinematic structural analysis of the property and expects to produce a more realistic geologic map than those made available in the past. A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity. A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation. In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis. It is intended that by the end of 2006, the Company will have identified targets for permitting and drilling. The Company has budgeted up to approximately $100,000 to complete this program; however, that amount may vary depending on preliminary results.

Goodwin Hill

Exploration on this property may include geologic mapping to identify prospective fault structures that can be projected under alluvium. Sampling of all mineralized rocks is expected to provide a vector toward the center of hydrothermal activity. Gravity and magnetic geophysical studies are expected to be performed to define the buried shallow basement rocks better. These studies are intended to provide low risk drilling targets for permitting and drilling in the Spring of 2006. As of the filing of this report, the Company has budgeted nearly $50,000 for this program.

Work in the area has indicated a large Carlin type system within prospective lower plate carbonate rocks on the flanks of a major dome and near intrusive bodies. Further work could discover certain structures that host shallow oxide gold mineralization under alluvial cover. Such finds would inevitably increase the amount spent on further exploration and drilling programs on the property.

HMD

Exploration on this property will be directed toward delineating low-risk drill targets. The Company currently expects that it will undertake a kinematic structural analysis of the exposed silicified rocks along the HMD structure combined with careful rock sampling to locate points along the fault where hydrothermal activity is most intense. The Company intends to supplement these studies with soil sampling, and the resulting drill targets will be sharpened by detailed IP surveys. By the Spring of 2006, the Company hopes to have targets prepared for permitting and drilling. The Company expects to spend up to approximately $50,000 for this program over the next 12 months.

Wilson Peak

A program of kinematic structural analysis, combined with multi-element rock and soil sampling, is currently planned for Wilson Peak. Potential drill targets will be sharpened by IP geophysical surveys. Assuming the Company has raised sufficient funds, permitting and drilling are planned for Spring 2006. The Company expects that this program will require up to approximately $50,000 for the next 12 months.

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
Reno, Nevada

We have audited the accompanying balance sheet of Tornado Gold International, Inc. (formerly Nucotec, Inc.) as of December 31, 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and during the Company’s exploratory stage (March 19, 2004 through December 31, 2005). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tornado Gold International Corp. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from March 19, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jonathon Reuben
Certified Public Accountants

Torrance, California
March 31, 2006

Tornado Gold International Corp.
Balance Sheet

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
(An Exploratory Stage Company)
Balance Sheet

December 31,
2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$64,333
Prepaid expenses	6,395

TOTAL CURRENT ASSETS	70,728

MINING CLAIMS	524,333

TOTAL ASSETS	$595,061

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,301
Notes payable (including accrued interest of $12,687)	443,665

TOTAL CURRENT LIABILITIES	456,966

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 28,791,726 shares issued and outstanding	28,792
Additional paid in capital	1,693,305
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(878,591)
Subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	138,095

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$595,061

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
Statements of Operations

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
(An Exploratory Stage Company)
Statements of Operations

			From
			March 19. 2004
	Years Ended		through
	December 31,	December 31,	December 31,
	2004	2005	2005

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grant	4,540	17,869	22,409
Mining exploration expenses	51,388	404,543	455,931
General and administrative expenses	147,931	158,522	306,453
	203,859	580,934	784,793

LOSS FROM OPERATIONS	(203,859)	(580,934)	(784,793)

OTHER INCOME (EXPENSE)
Interest expense	(57,873)	(35,925)	(93,798)

TOTAL OTHER INCOME (EXPENSE)	(57,873)	(35,925)	(93,798)

LOSS BEFORE PROVISION FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	(261,732)	(616,859)	(878,591)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(261,732)	(616,859)	$(878,591)

DISCONTINUED OPERATONS:
Loss from operations of discontinued operations	871	-
	871	-

NET LOSS	$(260,861)	$(616,859)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	(0.00)	(0.02)
	$(0.00)	$(0.02)
WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	573,790,330	35,582,682

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
Statement of Stockholders' Equity (Deficit)

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
(An Exploratory Stage Company)
Consolidated Statement of Stockholders' Deficit

For the Years Ended December 31, 2005 and 2004

							Deficit
							Accumulated
					Additional		During the
		Common Stock			Paid-in	Accumulated	Exploratory
		Shares		Amount	Capital	Deficit	Stage	Receivable	Total
	Date	Pre-split	Post-Split

Balance, December 31, 2003		6,076,000	2,486,299,200	$2,486,299	$-	$(2,574,457)	$-	$-	$(88,158)

Redemption of shares for
Saltys	3/19/04	(5,110,200)	(2,091,093,840)	(2,091,094)	-	2,087,402	-	-	(3,692)
Redemption of shares for cash	3/19/04	(917,800)	(375,563,760)	(375,564)	-	(194,436)	-	-	(570,000)
Issuance of shares for cash	3/19/04	84,000	34,372,800	34,373	-	(24,373)		-	10,000
Fair value of options granted
to consultants	3/19/04	-	-	-	4,540	-	-	-	4,540
Gain on settlement of notes	4/15/04	-	-	-	49,309	-	-	-	49,309
Net income (loss)		-	-	-	-	871	(261,732)	-	(260,861)

Balance, December 31, 2004		132,000	54,014,400	54,014	53,849	(704,993)	(261,732)	-	(858,862)

Coversion of notes payabe
and accrued interest
into shares of common
stock	4/15/05	1,104,271	1,325,126	1,325	1,102,946	-	-	-	1,104,271
Redemption of shares for cash	4/15/05	(79,685)	(27,172,800)	(27,172)	19,266	-	-	-	(7,906)
Issuance of shares for cash	12/13/05	625,000	625,000	625	499,375	-	-	(418)	499,582
Fair value of options granted
to consultants	Various	-	-	-	17,869	-	-	-	17,869
Net loss		-	-	-	-	-	(616,859)	-	(616,859)

Balance, December 31, 2005		1,781,586	28,791,726	$28,792	$1,693,305	$(704,993)	$(878,591)	$(418)	$138,095

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
Statements of Cash Flows

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
(An Exploratory Stage Company)
Statements of Cash Flows

			From
			March 19. 2004
	Years Ended		through
	December 31,	December 31,	December 31,
	2004	2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,861)	$(616,859)	$(878,591)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options/warrants granted for services	4,540	17,869	22,409
Changes in:
Accounts receivable	52	-	-
Inventory	680	-	-
Prepaid expenses and other current assets	(1,395)	(5,000)	(1,395)
Accounts payable and accrued expenses	58,420	44,710	101,089

Net cash used in operating activities	(198,564)	(559,280)	(756,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(122,151)	(402,182)	(524,333)

Net cash used in investing activities	(122,151)	(402,182)	(524,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	975,000	480,978	1,455,978
Payment on note payable, related party	(42,500)	-	(42,500)
Repurchase of shares of common stock	(570,000)	(7,906)	(577,906)
Proceeds from issuance of common stock	10,000	499,582	509,582
Transfer of Salty's Warehouse, Inc's cash balance at date of disposition	(6,068)	-	-

Net cash provided by financing activities	366,432	972,654	1,345,154

Net change in cash and cash equivalents	45,717	11,192	$64,333

CASH AND CASH EQUIVALENTS, Beginning of year	7,424	53,141

CASH AND CASH EQUIVALENTS, End of year	$53,141	$64,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
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

Restated Financial Statements

The accompanying financial statements have been restated based upon Management’s further review of its status as an exploratory stage company.

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

Plan of Reorganization

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed to redeem 2,091,093,840 (5,110,200 pre-split) of their shares of the Company's common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc. and to redeem 375,563,760 (917,800 pre-split) of their shares of the Company's common stock in exchange for $570,000. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber resigned as officers of the Company. Earl W. Abbott was appointed President, Chief Financial Officer and Secretary of the Company. In addition, Mr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 34,372,800 (84,000 pre-split) shares of common stock from the Company for $10,000. Mr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on the Board of Directors of the Company.

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

TORNADO  GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

We had agreed to grant, but ultimately did not grant, options to Dr. Abbott and Messrs. Pescio and Keith, which, if consummated, would have had the following attributes:

Earl W. Abbott: up to 500,000 options, of which 250,000 would vest on December 15, 2005 at an exercise price of $1.00 per share and another 250,000 which would vest when the Company acquires a mining project with a drill-indicated resource (1) of at least 1.5 million ounces of gold or gold-equivalent (2) and if financing can be arranged; the exercise price of these options will be $1.00 per share.

Stanley B. Keith and Carl A. Pescio would each to receive the following: up to 250,000 options, of which 125,000 would vest on December 15, 2005 at an exercise price of $1.00 per share and 125,000 which would vest according to the same mining project schedule as above.

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

Revenue Recognition

The Company accounted for revenues from its Salty's Warehouse, Inc. subsidiary pursuant to SAB 101 -“Revenue Recognition” and EITF 99-19 -“Reporting Revenue Gross as a Principal versus Net as an Agent.” Net revenue as an agent, from the sale of products (consisting primarily of automobile electronic equipment, home electronics, computer accessories and supplies) are recognized when title to the products are transferred to the customer (product shipment) and only when no further contingencies or material performance obligations are warranted and, thereby, have earned the right to receive and retain reasonably assured payments.

The Company has not generated any revenue from it mining operations.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
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
(An Exploratory Stage Company)
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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its financial position or results of operations.

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
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On October 3, 2005, the Company paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith (“the owners”), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is the Company’s President and Mr. Keith is a Company Director.

Under the preliminary terms of this agreement, the Company was granted a license to explore the property for a period of six-months to determine what claims, if any, it wishes to lease. While the term of the license is for six-months, the Company has the option to extend.

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

The Company shall have the option to purchase one-half (1/2) of the Royalty applicable to the Property representing two percent (2%) of the Net Smelter Returns. The Company shall have the right to elect to purchase such part of the Royalty in increments representing one percent (1%) of the Net Smelter Returns and the purchase price for each such increment shall be One Million Five Hundred Thousand Dollars ($1,500,000). The Company shall have the option to purchase one-half (1/2) of the Area of Interest Royalty applicable to mineral rights, mining claims and properties which Tornado acquires from third parties representing one-half percent (.5%) of the Net Smelter Returns. The purchase price for such part of the Area of Interest Royalty shall be Five Hundred Thousand Dollars ($500,000) for the one-half percent (.5%) of the Area of Interest Royalty applicable to mineral rights, mining claims and properties that Tornado acquires from any third party.

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, the Company’s obligation for minimum lease payments on these 15 properties is as follows:

2006	$692,500*
2007	$930,000
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in
Subsequent years	$2,500,000

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
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

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 2,091,093,840 shares (post-split) of the Company’s common stock in exchange for all of the Company's shares of Salty's Warehouse, Inc.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In March 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber redeemed 375,563,760 (post-split) of their shares of the Company’s common stock in exchange for $570,000.

In March 2004, Mr. Earl W. Abbott, Carl A. Pescio and Stanley B. Keith (the new management of the Company) collectively purchased 34,372,800 (post-split)/84,000 (pre-split) shares of common stock from the Company for $10,000. The payment for these shares was received in April 2004. At the time of the issuance of these shares to new management, none of our shares of common stock had been traded in the public markets. Since our perceived aggregate value was minimal, the new management decided to pay a nominal amount for the 84,000 (pre-split) shares of common stock.

On April 15, 2005, the Company's officers and directors agreed to redeem 27,172,800 of their shares for $7,906 or $.0002909 per share. The new management desired to decrease their percentage ownership interest of us, as well as the number of our outstanding shares of common stock, so they agreed to sell their shares of common stock back to us for the amount they initially paid for them. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares each from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

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

In accordance with a consulting agreement with Access Capital Management Corp., the Company issued Access Capital, 25,000 options in September 2005 to purchase shares of the Company’s common stock for $0.75 per shares. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 1,853 days, a risk-free interest rate of 3.85%, a dividend yield of 0% and volatility of 63%. The value of these options of $12,075 was amortized over the three-month initial term of the agreement and was charged to operations in 2005.

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The following table summarizes the options and warrants outstanding:

		Weighted-
		Average Exercise
	Option/Warrants	Price
Balance, December 31, 2003	852,000,000	$0.0000
Canceled	(852,000,000)	$0.0000
Granted	60,000	$.0.0000
Balance, December 31, 2004	60,000	$0.1500
Granted	775,000	$0.8306
Balance, December 31, 2005	835,000	$0.7817

Note 6 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss	$221,000
Less valuation allowance	(221,000)

$—

At December 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $650,000. Federal NOLs could, if unused, begin to expire in 2017.

The valuation allowance increased by approximately $96,000 and $86,000 during the year ended December 31, 2005 and 2004, respectively.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
Federal income tax rate	(34.0%	)	(34.0%	)
State tax, net of federal benefit	—		—
Loss for which no federal benefit was received	34.0%		34.0%
Effective income tax rate	0.0%		0.0%

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

Note 7 - Discontinued Operation

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 2,091,093,840 (post-split) of their shares of the Company will be redeemed by the Company in exchange for all of the Company's shares of Salty's Warehouse, Inc. As a result of this transaction, the operations of Salty's has been shown as a discontinued operation in the accompanying financial statements.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Salty's revenues were $1,415 for the period starting January 1, 2004 to March 19, 2004. The results of operations of Salty's have been reported separately as discontinued operations.

Actual net income (loss) of Salty's during the period from January 1, 2004 through March 19, 2004 was $871. The impact on the disposition of Salty's was $1,418, which has been recorded directly to stockholders' deficit since this was a transaction among related parties. The $1,418is the difference between the par value of the original 5,110,200 shares redeemed ($5,110) less the cost bases of the relinquished net assets of Salty’s which totals $3,692. The $1,418 was calculated under FASB 153 which states that nonmonetary exchanges are measured based upon the recorded amount of the nonmontary asset relinquished when the exchange lacks commercial substance.

The following is a summary of the net assets of Salty’s at March 19, 2004:

March 19, 2004
Assets:
Cash	$6,068

Total assets	$6,068

Liabilities:
Accounts payable	$1,371
Accrued expenses	1,005

Total liabilities	$2,376

Net assets of discontinued operations	$3,692

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

As further discussed in Note 3, the Company entered into an agreement with Mr. Earl Abbott and Mr. Stanley Keith to explore the feasibility and possible lease and acquisition of certain mining claims owned jointly by Mr. Abbott and Mr. Keith.

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
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

Note 9 - Subsequent Events

During the three months ended March 31, 2006, the Company received $649.838 through the issuance of 3 convertible debentures, each bear interest at an annual rate of 8% and mature on December 31, 2006, when the principal and accrued interest become fully due and payable. The Company has the sole right to convert the three notes in its common shares at a rate of $1.00 per share.

During the three months ended March 31, 2006, the Company made advance lease payments to Mr. Carl Pescio on its mining claims totaling $550,000.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
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

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
				OTHER ANNUAL
		SALARY	BONUS	COMPENSATION				ALL OTHER
	YEAR	($)	($)	($)	AWARDS		PAYOUTS	COMPENSATION
					RESTRICTED	SECURITIES
NAME AND					STOCK	UNDERLYING	LTIP
PRINCIPAL					AWARDS	OPTIONS/SARS	PAYOUTS
POSITION					($)	(#)	($)
Earl W. Abbott,	2005	None	None	None	None	None(1)	None	$ 89,950(2)
CEO, president,
secretary, treasurer	2004	None	None	None	None	None	None	$ 36,268(3)

Earl T. Shannon,
former president
secretary	2004	None	None	None	None	None	None	None

Steven W. Hudson,
former secretary	2004	None	None	None	None	None	None	None

Scott W. Bodenweber,
former CFO	2004	None	None	None	None	None	None	None

(1) We had agreed to grant, but ultimately did not grant, 250,000 options to Dr. Abbott, which would have vested in December 2005.

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

OPTION GRANTS IN 2003--INDIVIDUAL GRANTS

		PERCENT OF
		TOTAL
	NUMBER OF	OPTIONS/SARS
	SECURITIES	GRANTED TO	EXERCISE OR
	UNDERLYING	EMPLOYEES IN	BASE
	OPTIONS/SARS	FISCAL	EXPIRATION
NAME (1)	GRANTED (#)	YEAR	PRICE ($/SH)	DATE
Earl T. Shannon, President	28,800	48%	$ 0.15/Sh	05/01/13
Steven W. Hudson, Secretary	24,000	40%	$ 0.15/Sh	05/01/13
Scott W. Bodenweber, CFO	7,200	12%	$ 0.15/Sh	05/01/13

(1) This table reflects ownership and positions held as of December 31, 2003.

We issued 60,000 options to former employees in March 2004, pursuant to agreements amending the terms of the option agreements from March 2003.

OPTION GRANTS IN 2004 - INDIVIDUAL GRANTS

No options were granted during 2004.

OPTIONS GRANTS IN 2005 - INDIVIDUAL GRANTS

We had agreed to grant, but ultimately did not grant, options to Dr. Abbott and Messrs. Pescio and Keith, which, if consummated, would have had the following attributes:

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

We had agreed to grant, but ultimately did not grant, Mr. Abbott 250,000 options, which would have vested in December 2005. Mr. Pescio and Mr. Keith were each to receive 125,000 options to purchase shares of our common stock, which would have vested in December 2005, but will not be granted.

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

	NAME AND ADDRESS OF	AMOUNT AND NATURE OF
TITLE OF CLASS	BENEFICIAL OWNER	BENEFICIAL OWNER	PERCENT OF CLASS

Common Stock	Earl W. Abbott	3,600,000 shares(3)	12.5%
	8600 Technology Way, Suite 118,	President, Secretary, Treasurer,
	Reno NV 89521	Director

Common Stock	George J. Drazenovic(2)	no shares
	8600 Technology Way, Suite 118,	Chief Financial Officer	0.0%
	Reno NV 89521

Common Stock	Stanley B. Keith	1,800,000 shares(3)
	8600 Technology Way, Suite 118,	Director	6.3%
	Reno NV 89521

Common Stock	Carl A. Pescio	1,800,000 shares(3)
	8600 Technology Way, Suite 118,	Director	6.3%
	Reno NV 8952

Common Stock	All directors and named executive	7,200,000 shares	25.0%(1)
	officers as a group

(1)	Figures may vary due to rounding.

(2)	Mr. Drazenovic was appointed in March 2006, and does not own any shares of our common stock or any other of our securities.

(3)

We had agreed to grant, but ultimately did not grant, 250,000 options to Dr. Abbott which would have vested in December 2005. Mr. Pescio and Mr. Keith were to receive 125,000 options, but these were not granted.

CHANGES IN CONTROL. As of December 31, 2005, our management was not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B, except for the following:

On April 15, 2005, our officers and directors agreed to redeem 27,172,800 of their shares for $7,906 or $.0002909 per share. The new management desired to decrease their percentage ownership interest of us, as well as the number of our outstanding shares of common stock, so they agreed to sell their shares of common stock back to us for the amount they initially paid for them. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares each from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined us in March 2004. This transaction changes their ownership percentage from 63.7% to 26.8% . We also issued shares of our common stock to an unrelated third party who has loaned us an aggregate total of $1,025,000 since March 2004 to settle that debt. The number of shares issued was 1,104,271 or 4.7% of our current issued and outstanding common stock, which is represented by 1,025,000 shares for the principal owed and 79,271 for the interest that had accrued through April 15, 2005. This transaction changes our management's ownership percentage from 26.8% to 25.6% .

On March 19, 2004, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber our former officers and directors at the time, agreed to have 2,091,093,840 (5,110,200 pre-split) of their shares redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 375,563,760 (917,800 pre-split) of their shares in us would be redeemed by us in exchange for $570,000. As a condition to these transactions, Messrs. Shannon, Hudson, and Bodenweber resigned as our officers. Earl W. Abbott was appointed as our President, Chief Financial Officer and Secretary. In addition, Dr. Abbott, Carl A. Pescio and Stanley B. Keith have collectively purchased 84,000 shares of pre-split common stock from us. Dr. Abbott, Mr. Pescio and Mr. Keith replaced Messrs. Shannon, Hudson and Bodenweber on our Board of Directors ten days after a Schedule 14f-1 was delivered to our shareholders.

We had agreed to grant, but ultimately did not grant, options to Dr. Abbot and Messrs. Pescio and Keith, which, if consummated, would have had the following attributes:

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

On March 19, 2004, our officers and directors at the time, Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber agreed that 2,091,093,840 (5,110,200 pre-split) of their shares will be redeemed by us in exchange for all of our shares of Salty's Warehouse, Inc. Earl T. Shannon, Steven W. Hudson, and Scott W. Bodenweber have agreed that 375,563,760 (917,800 pre-split) of their shares of our stock will be redeemed by us in exchange for $570,000. As of March 19, 2004, we no longer hold any ownership interest in Salty's Warehouse, Inc.

In addition, in March 2004, Earl W. Abbott, Carl A. Pescio and Stanley B. Keith collectively purchased 84,000 pre-split (34,372,800 post-split) shares of common stock from us for $10,000.

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

On April 15, 2005, our officers and directors agreed to redeem 27,172,800 of their shares for $7,906 or $.0002909 per share. The new management desired to decrease their percentage ownership interest of us, as well as the number of our outstanding shares of common stock, so they agreed to sell their shares of common stock back to us for the amount they initially paid for them. This includes 13,586,400 shares from Dr. Abbott, and 6,793,200 shares each from Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined us in March 2004.

We had agreed to grant, but ultimately did not grant, options to Dr. Abbot and Messrs. Pescio and Keith, which, if consummated, would have had the following attributes:

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

During the year ended December 31, 2005 we had the following transactions with related parties:

• Pursuant to the 2004 agreements to acquire mining claims with a company owned by Mr. Carl Pescio, one of our directors, we paid Mr. Pescio $140,000 related to these agreements. In addition, during the year ended December 31, 2005 we incurred $5,744 to Mr. Pescio in consulting services related to mining exploration.

• We entered into an agreement with Dr. Earl Abbott, one of our officers and directors, and Mr. Stanley Keith, one of our directors, to explore the feasibility and possible lease and acquisition of certain mining claims owned jointly by Dr. Abbott and Mr. Keith.

• We incurred consulting fees for services rendered by Dr. Earl Abbott, our President, totaling $89,950 of which $61,775 related to mining exploration and the remaining $28,175 related to general administrative activities. Also during the year ended December 31, 2005, we reimbursed Dr. Abbott $25,609 for travel and other company related expenses.

• We incurred consulting fees for services rendered by Mr. Stanley Keith, one of our directors, totaling $3,349 of which $1,389 related to mining exploration and the remaining $1,960 related to was charged to general administrative activities. Also during the year ended December 31, 2005, we reimbursed Mr. Keith $579 for travel and other company related expenses.

During the three months ended March 31, 2006, we made advance lease payments of $550,000 to Mr. Pescio on our mining claims.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

• disclose such transactions in prospectuses where required;

• disclose in any and all filings with the Securities and Exchange Commission, where required;

• obtain disinterested directors' consent; and

• obtain shareholder consent where required.

ITEM 13. EXHIBITS

(a) Exhibit No.

3.1	Articles of Incorporation*

3.1.1	Certificate of Amendment to Articles of Incorporation **

3.1.2	Certificate of Amendment to Articles of Incorporation ***

3.2	Bylaws*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 906 Certification by Chief Executive Officer

32.2	Section 906 Certification by Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Reno, Nevada, on March 23, 2007.

Tornado Gold International Corp.,
a Nevada corporation

/s/ Earl W. Abbott
Earl W. Abbott
principal executive officer
president, treasurer, secretary, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Earl W. Abbott	March 23, 2007
Earl W. Abbott
Its:	principal executive officer
president, treasurer, secretary, director

By:	/s/ George Drazenovic	March 23, 2007
George Drazenovic
Its:	chief financial officer

By:	/s/ Carl A. Pescio	March 23, 2007
Carl A. Pescio
Its:	director