Form 10QSB/A
period 2006-03-31
Tornado Gold International Corp
filed 2007-03-23
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB/A AND THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS BASED UPON OUR MANAGEMENT’S FURTHER REVIEW OF ITS STATUS AS AN EXPLORATORY STAGE COMPANY.

TORNADO GOLD INTERNATIONAL CORP.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Balance Sheet as of March 31, 2006 (unaudited)	3

	Statements of Operations for the three months ended March 31, 2006 and 2005, and for the period from March 19, 2004, through March 31, 2006 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and for the period From March 19, 2004, through March 31, 2006(unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	15

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17

Item 6.	Exhibits	17

SIGNATURES		17

CERTIFICATIONS		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
BALANCE SHEET

March 31
2006
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$181,165
Prepaid expenses	5,306

TOTAL CURRENT ASSETS	186,471

MINING CLAIMS	944,333
TOTAL ASSETS	$1,130,804

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$9,238
Accounts payable - others	13,739
Notes payable (including accrued interest of $28,867)	1,109,683
TOTAL CURRENT LIABILITIES	1,132,660

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 28,791,725 shares issued and outstanding	28,792
Additional paid in capital	1,693,305
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(1,018,542)
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	(1,856)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,130,804

The accompanying notes are an integral part of these financial statements.

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
STATEMENTS OF OPERATIONS

			From
	For the Three Months Ended		March 19, 2004
	March 31,		through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$—	$—	$—

OPERATING EXPENSES
Compensation expense on option grants	—	—	22,409
Mining exploration expenses	39,960	17,850	495,891
General and administrative expenses	83,810	28,125	390,263
	123,770	45,975	908,563

LOSS FROM OPERATIONS	(123,770)	(45,975)	(908,563)

OTHER INCOME (EXPENSE)
Interest expense	(16,181)	(19,638)	(109,979)

TOTAL OTHER INCOME (EXPENSE)	(16,181)	(19,638)	(109,979)

LOSS BEFORE PROVISION FOR INCOME TAXES	(139,951)	(65,613)	(1,018,542)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(139,951)	$(65,613)	(1,018,542)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	28,791,725	54,014,400

The accompanying notes are an integral part of these financial statements.

Tornado Gold International Corp.
(formerly Nucotec, Inc.)
STATEMENTS OF CASH FLOWS

			From
	For the Three Months Ended		March 19, 2004
	March 31,		through
	2006	2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(139,951)	$(65,613)	(1,018,542)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options/warrant granted for services	—	—	22,409
Changes in:
Prepaid expenses and other current assets	1,088	—	(307)
Accounts payable and accrued expenses	25,857	32,673	126,946

Net cash used in operating activities	(113,006)	(32,940)	(869,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(420,000)	(43,314)	(944,333)

Net cash used in investing activities	(420,000)	(43,314)	(944,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	649,838	50,000	2,105,816
Payment on note payable, related party			(42,500)
Repurchase of shares of common stock			(577,906)
Proceeds from issuance of common stock			509,582

Net cash provided by financing activities	649,838	50,000	1,994,992

NET CASH PROVIDED BY CONTINUING OPERATIONS	116,832	(26,254)	181,165

CASH AND CASH EQUIVALENTS, Beginning of year	64,333	53,141	—

CASH AND CASH EQUIVALENTS, End of year - 1679569	$181,165	$26,887	181,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.

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

Stock Split

On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82 -for-1 stock split. On May 16, 2005, the Company authorized a 1.20 -for-1 stock split. The accompanying financial statements have been prepared as if all of the stock-splits occurred at the beginning of each period presented.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, “Share-based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended March 31, 2006 and 2005, the Company recognized no compensation expense under SFAS No. 123 as no options were issued to employees during these two periods (See Note 5).

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

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, the Company’s obligation as of March 31, 2006 for the payment of minimum lease payments on these 15 properties is as follows:

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

Note 5 - Stockholders' Equity

Common Stock

On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82 -for-1 stock split. On May 16, 2005, the Company authorized a 1.20 -for-1 stock split. In addition, the Company increased it authorized shares to 100,000,000. The accompanying financial statements have been retroactively restated to present the effect of these three stock splits.

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

The following table summarizes the options and warrants outstanding:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	0.1500
Granted	775,000	0.8306
Exercised	—
Forfeited	—
Balance - December 31, 2005	835,000	0.7817
Granted	—
Exercised	(24,800)	(0.1500)
Forfeited	—
Balance - March 31, 2006	810,200	0.801

Note 6 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2006 are as follows:

Deferred tax assets:
Net operating loss	$268,500
Less valuation allowance	(268,500)
$—

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

During the three months ended March 31, 2006, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President, totaling $66,579 of which $30,992 related to mining exploration and the remaining $35,587 related to general administrative activities. During the three months ended March 31, 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company’s President, totaling $23,100 of which $17,850 related to mining exploration and the remaining $5,250 was charged to general administrative activities. The Company also during the three months ended March 31, 2005 reimbursed Mr. Abbott $7,809.39 for travel and other company related expenses.

During the three months ended March 31, 2006, the Company paid a $10,000 consulting fee to George Drazenovic, the Company’s Chief Financial Officer.

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

TORNADO GOLD INTERNATIONAL CORP.

March 23, 2007	By:	/s/ GEORGE DRAZENOVIC

George Drazenovic, Chief Financial
Officer (Principal financial officer
and duly authorized signatory)