Form 10KSB
period 2006-12-31
Tornado Gold International Corp
filed 2007-04-17
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-50146

TORNADO GOLD INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Delaware	94-3409645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8600 Technology Way, Suite 118, Reno, Nevada,	89521
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (775) 852-3770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one): Yes [   ]; No [X].

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during t he past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

State issuer's revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

23,211,526 common shares @ $0.435 (1) = $10,097,013
(1) Average of bid and ask closing prices on April 16, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

30,111,526 common shares issued and outstanding as of April 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X].

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Tornado Gold" mean Tornado Gold International Corporation, unless otherwise indicated.

We were incorporated in Nevada as Nucotec, Inc. on October 8, 2001, in order to serve as a holding company for Salty’s Warehouse, Inc. We disposed of that asset in March 2004 as described herein and changed our name to Tornado Gold International Corp. in July 2004. Our new management has undertaken to change our business focus. Prior to March 2004, we operated through Salty’s Warehouse; under our new management, we are an exploration stage company that has begun to acquire low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our current management, will help us operate successfully. Earl W. Abbott, our officer and director, has extensive data and program management experience; Carl A. Pescio, also one of our directors, has ‘on-the-ground’ prospecting and property knowledge; and George Drazenovic, our newest director and Chief Financial Officer, has experience in managing the financial functions of public reporting companies. There is, however, no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Effective February 28, 2007, we changed our domicile from Nevada to Delaware. The change of domicile was effected by merging Tornado Gold International Corporation, our recently incorporated and wholly-owned subsidiary, with and into our company, with our company carrying on as the surviving corporation under the name “Tornado Gold International Corporation”.

One of our former directors, Stanley B. Keith, has developed what we believe to be a new and unique technological approach for the exploration of certain types of gold deposits; we had the benefit of using this approach to identify suitable properties. Mr. Keith’s approach has been developed over a twenty-year period and has been applied to a large, world-wide database that links specific geochemical signatures of certain types of gold deposits. Even though Mr. Keith is no longer a director of our company, we believe we have acquired sufficient knowledge in this technological approach to identify suitable properties.

With our most recent acquisitions of property interests in the fourth quarter of 2005, we now have a total of 15 properties comprised of about 44,840 acres, all located in the North Central Nevada area. We believe that our acquisitions up to now have provided us with a significant package of claims in what we believe to be a premier gold producing region.

In our estimation, our portfolio of about 44,840 acres makes us one of the largest junior exploration companies in the region. After further exploration, our next three phases of development will be to advance the properties by identifying and prioritizing the drill targets, evaluating the economic and legal feasibility of drilling those targets, and then actually drilling those targets.

On May 31, 2004, we entered into four preliminary agreements with a company wholly owned by Mr. Pescio to lease four mining properties. As of April 5, 2005, we finalized those agreements, giving us rights to four properties in Nevada that meet our preliminary screening criteria and have begun to undertake our more detailed evaluation process. In addition, we are actively seeking additional properties; our technical team currently has about 30 such properties on a ‘watch list’ for acquisition.

On October 3, 2005, we paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is our President, Chief Executive Officer and one of our directors and Mr. Keith was a director of our company at that time. In addition, on August 7, 2006, we acquired an option for 53 additional claims at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through Messrs. Abbott and Keith.

During October 2005, we entered into ten preliminary agreements with Mr. Carl A. Pescio, one of our directors, to acquire ten mineral properties in Nevada. These properties are comprised of approximately 1600 claims and are subject to availability and are being acquired by us without warranty from Mr. Pescio as to total availability and/or mineral potential. We have not yet finalized these agreements, but a short description of these properties is contained herein. We acquired these properties for $35,000 per property, or $350,000, with a down payment of $50,000 and two payments of $150,000 - one on November 30, 2005, and one on December 30, 2005. We also agreed to issue 100,000 shares of common stock for each property to Mr. Pescio in the form of warrants, options, or other, to be mutually agreed upon.

Mining Claims. The properties we hold claims to are described below and are shown on the following map:

Tornado Gold Property Position

OREGON
IDAHO
Independence Trend
WILSON PEAK
JACK CREEK
Carlin Trend
Getchell Trend
Battle Mtn.-Eureka Trend
Winnemucca
GOLCONDA
N. BATTLE MOUNTAIN
Carlin
Elko
Wells
DRY HILLS
HMD
HORSESHOE BASIN
NT GREEN
MARR
WALTI
WEST WHISTLER
GOODWIN HILL
Reno
Austin
Eureka
Ely
S. LONE MOUNTAIN
BROCK
STARGO
UTAH
NEVADA
60 miles
100 kilometers
CALIFORNIA
Las Vegas

North Central Nevada gold province

recognized gold trend

Marr

Tornado gold property

NT Green Property - The NT Green property is located in central Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain. The property is connected with Battle Mountain via an interstate highway, paved roads, good gravel roads, and finally a system of unimproved, dirt roads. We hold a total of 12 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management (“BLM”). We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005, and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006, followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

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

The NT Green property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Mr. Pescio did only limited work on the property and no work has been done by us. We believe that there are indications that an extensive gold system is present on the property that may have significant economic potential, though there is no guarantee that this is the case. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. Our management believes discovery of potentially economic gold values will be followed by development of a reserve and, eventually, mining.

Goodwin Hill Gold Property - The Goodwin Hill gold property is located in east central Lander County, Nevada, about 60 miles south of the town of Battle Mountain and about 20 miles northeast of the town of Austin. A good gravel county road, connecting to Battle Mountain and Austin, traverses the property. We hold a total of 92 unpatented lode mining claims in the form of an option agreement with the claimant, Mr. Pescio. All of the claims are recorded with the Lander County Recorder and filed with the BLM. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005, and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006, followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% NSR net smelter royalty by the payment of $1,500,000 per one percent.

The property is centered on a small hill of Paleozoic limestone surrounded by alluvium recent gravels that obscure the basement rocks. Geophysical studies by Kennecott Mining Company, the former operator, have reportedly indicated that the basement rocks are at a shallow depth beneath the gravels in some areas on the property. The limestone outcrop is along the northeast projection of a dome-like feature that exposes Paleozoic rocks of the lower plate of the Roberts Mountains Thrust Fault. Work by the previous operator, Kennecott, has reportedly encountered low level gold and elevated levels of arsenic and other trace elements known to be associated with gold. Shallow drilling in the gravels over the geophysically-determined shallow basement-rocks reportedly encountered low level gold and associated elements in the basement rocks.

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by Mr. Pescio or by us. However, an extensive gold system is reportedly indicated by the work of Kennecott that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. If we discover potentially economic gold values, we believe the property will be ready for development of a reserve and, eventually, mining.

Wilson Peak Gold Property - The Wilson Peak property is located in Elko County, Nevada, about 70 miles north of the town of Elko and about 20 miles north of the town of Tuscarora. Paved highways connect to a good gravel county road that traverses the property. We hold a total of 61 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the BLM. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005, and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006, followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

The property is on the west flank of the Bull Run Mountains and covers an area of Tertiary volcanic rocks containing elevated gold values extending for a length of at least two miles. In addition to elevated gold values, associated trace elements such as arsenic and mercury are present in elevated amounts.

The Wilson Peak property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. Carl A. Pescio did no work on the property and no work has been done by us. Our management believes indications are that an extensive gold system is present on the property that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. If we discover potentially economic gold values on the property, we believe the property will then be ready for the development of a reserve and, eventually, mining.

HMD Gold Property - The HMD gold property is located in Eureka County, Nevada, about 30 miles southwest of the town of Carlin. An interstate highway, paved roads, and good gravel roads connect the property with Carlin. We hold a total of 32 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the BLM. We must make annual rental payments of $140 per claim to the BLM and Lander County before September 1 of each year to keep the claims current. We must also make escalating advance royalty payments to Mr. Pescio to maintain the option agreement, beginning with $22,500 on or before February 5, 2005, and rising to $100,000 by February 5, 2011. We must perform a work commitment of 5,000 feet of drilling by September 1, 2006, followed by an annual work commitment of 5,000 feet of drilling until the completion of a bankable feasibility. Excess footage may be carried over from year to year and an option to pay $10 per foot not drilled may be exercised. The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent.

The HMD property is within a geologic feature called the Northern Nevada Rift. Near the range front of the Cortez Range, the property covers a distinct vein of quartz along a fault structure. The structure can be followed for a length of at least one mile and is probably more extensive under gravel cover. The vein is more than 50 feet thick in places along the structure.

The property is undeveloped and no reserves or resources are known. No mining or other mineral development is known to have been performed on the property. No exploration work has been done to date by Mr. Pescio or by us. However, an extensive gold system is reportedly indicated by the work previously done that may have significant economic potential. We plan to conduct exploration work in the form of geological, geochemical, and geophysical studies to develop drill targets. Drilling will investigate these targets. We hope to discover potentially economic gold values, which we believe will be followed by development of a reserve and, eventually, mining.

A schedule of the advanced lease payments for the each of the four properties above (HMD Gold Property, NT Green Property, Wilson Peak Gold Property and the Goodwin Hill Property) are as follows:

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

Other Claims Acquired in 2005.

Jack Creek Property - On October 3, 2005, we announced the acquisition of 247 claims (nearly 5,000 acres) on the Jack Creek property in Elko County, Nevada. The final purchase price has been determined, which would be paid in accordance with the table below. Prior to September 30, 2005, we paid $30,875 to the BLM to secure the claims. This payment was made as consideration on the Exploration License and Option to Lease Agreement entered into between us and Dr. Abbott and Mr. Keith (the “Owners”), to explore the 247 claims (nearly 5,000 acres) known as the Jack Creek Property.

We leased all of the 247 claims, we will be required to make the following advance lease payments:

Due Date	Amount

Upon signing (paid)	$22,500

1st anniversary	$30,000

2nd anniversary	$37,500

3rd anniversary	$50,000

4th anniversary	$62,500

5th anniversary and each

anniversary thereafter	$100,000

If any payments due from us to the Owners are not paid within 30 days of its due date, interest will be begin to accrue on the late payment at a rate of 2% over the prime rate established by the Department of Business and Industry of the State of Nevada.

Upon completion of a bankable feasibility study and payments totaling $140,000, all subsequent payments will convert into advance minimum royalty payments that are credited against the 4% production royalty due. A 1% royalty is also due the owners on production on property consisting of a two-mile circumference surrounding the leased property.

We will have the option to purchase one-half of the royalty applicable to the property representing 2% of the net smelter returns. We will also have the right to elect to purchase such part of the royalty in increments representing 1% of the net smelter returns and the purchase price for each such increment shall be $1,500,000. We will have the option to purchase one-half of the area of interest royalty applicable to mineral rights, mining claims, and properties which we acquire from third parties representing 0.5% of the Net Smelter Returns. The purchase price for such part of the area of interest royalty shall be $500,000 for the 0.5% of the area of interest royalty applicable to mineral rights, mining claims, and properties which we acquire from any third party.

We shall be responsible for all environmental liabilities and reclamation costs we create and for indemnifying the Owners against any such claims or obligations. We can terminate the lease at any time by giving 30 days notice provided that there are no outstanding environmental or reclamation liabilities and that all lease and production royalty payments are current.

In addition, on August 7, 2006, we acquired an option for 53 additional claims (approximately 1,000 acres) at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between our company and Messrs Abbott and Keith that we announced in our October 3, 2005 news release. We have the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, we and Gateway Gold could form a joint venture; but, if Gateway declines to participate at its 50% level, we could exercise its option to earn an additional 20% in the claims through its expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011.

Other Properties - On October 6, 2005, we entered into a preliminary agreement with Mr. Carl Pescio, one of our directors, to lease 10 mineral properties (about 1,300 claims) in Nevada. Under the term of the preliminary agreement, we are to make advance lease payments to Mr. Pescio on each property based upon the following schedule:

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

Claims Acquired in 2006

On August 23, 2006, we entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of its common stock. Under the terms of the purchase agreement, $50,000 was paid upon signing with an additional $50,000 and 100,000 shares of restricted common stock paid and issued on November 21, 2006. An additional 200,000 shares of restricted common stock is to be issued on or before August 23, 2007. Further, we assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. We also agreed to pay $48,006.50 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, a director of our company, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller.

We have the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce production royalties due Seller from two percent to one percent by paying it $1,000,000 or its equivalent in gold bullion priced as of the August 24, 2006 closing price of gold on the New York Commodity Exchange. We also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 is to be expended during the first year of the agreement.

The following are the descriptions of the 10 properties:

Brock Property: A total of 222 lode claims (about 4,440 acres) in Eureka County, Nevada, comprise the Brock Property. It is located in the Monitor Range, about 36 miles southwest of Eureka, Nevada. The geologic setting at Brock has alteration and mineralization occurring in the Lower Plate/Eastern “carbonate” assemblage of the Roberts Mountains Thrust Fault. At Brock, alteration/mineralization in the form of jasperoid is widespread throughout the carbonate assemblage.

Dry Hills Property: A total of 96 lode claims (about 1,920 acres) in Eureka County, Nevada, comprise the Dry Hills Property. It is located in the Dry Hills, about 20 miles southwest of Carlin, Nevada. The property is underlain by Jurassic volcanic rocks and volcanic sediments are cut by mineralized northeast-trending fracture zones.

Golconda Property: A total of 108 lode claims (about 2,160 acres) in Humboldt County, Nevada, comprise the Golconda Property. It is located in Rock Creek Valley, about 12 miles east of Winnemucca, Nevada, and near the intersection of the Getchell Trend and the north end of the Battle Mountain-Eureka Trend. Mineralized Paleozoic formations and mineralized fault structures are projected into the Golconda Property, but are covered by younger alluvium and basalt.

Horseshoe Basin Property: A total of 50 lode claims (about 1,000 acres) in Lander County, Nevada, comprise the Horseshoe Basin Property. It is located in the Fish Creek Mountains about 30 miles south of Battle Mountain, Nevada. Triassic sedimentary rocks are intruded by both Jurassic and Tertiary igneous intrusive rocks, producing precious metal-bearing skarn. At Horseshoe Basin, an erosional window exposes various intrusive rocks that contain alteration and mineralization with quartz veins containing values as high as 0.35 ounces of gold per ton.

Marr Property: A total of 93 lode claims (about 1,840 acres) in Lander County, Nevada, comprise the Marr Property. It is located between the Fish Creek Mountains and the Ravenswood Mountains, about 50 miles southwest of Battle Mountain, Nevada. The property is along the Western Nevada Rift. At Marr, northeast-trending fractures control a two-mile long and 3,000 feet wide system of mineralization and alteration in the form of silicification and brecciation with surface grab samples reported as high 0.10 ounce per ton gold.

North Battle Mountain Property: A total of 73 lode claims (about 1,460 acres) in Lander County, Nevada, comprise the North Battle Mountain Property. It is located in the Sheep Creek Range, about 4 miles northeast of Battle Mountain, Nevada, along the northern extension of the Battle Mountain-Eureka Trend. Paleozoic rocks of the upper plate of the Roberts Mountains Thrust Fault exposed in erosional windows through shallow alluvium are mineralized on the property.

South Lone Mountain Property: A total of 140 lode claims (about 2,800 acres) in Eureka County, Nevada, comprise the South Lone Mountain Property. It is located on the west flank of the Mountain Boy Range in Antelope Valley about 15 miles southwest of Eureka, Nevada. The property is covered by alluvium that obscures Paleozoic sedimentary rocks. A Jurassic igneous intrusive body is exposed in the nearby hills to the east. Faults that are an extension of the Cortez Fault traverse the property.

Stargo Property: A total of 257 lode claims (about 5,140 acres) in Nye County, Nevada, comprise the Stargo Property. It is located in the Monitor Range about 45 miles southwest of Eureka, Nevada, and about 20 miles west of the Northumberland Mine. The geologic setting at Stargo is similar to Northumberland with alteration and mineralization occurring in the Lower Plate/Eastern “carbonate” assemblage of the Roberts Mountains Thrust Fault and near altered intrusive igneous bodies. At Stargo, alteration and mineralization in the form of jasperoid is widespread throughout the carbonate assemblage, near altered igneous intrusive bodies, and along faults.

Walti Property: A total of 402 lode claims (about 8,040 acres) in Eureka and Lander Counties, Nevada, comprise the Walti Property. It is located in Grass Valley, about 62 miles south of Carlin, Nevada. An intersection of important fault structures is covered by alluvium on the Walti Property. Regional published geophysics suggests the presence of an intrusive igneous rock body coincident with the intersection. Our management believes Paleozoic rocks that host gold deposits about 12 miles north exist beneath the alluvium.

West Whistler Property: A total of 103 lode claims (about 2,060 acres) in Eureka County, Nevada, comprise the West Whistler Property. It is located on the west flank of Whistler Mountain, about 10 miles northwest of Eureka, Nevada. Alteration and mineralization in the form of jasperoid is developed in rocks of the Overlap assemblage of the Roberts Mountains Thrust Fault on the flanks of an intrusive igneous body.

Summary of Minimum Lease Payments.

Based upon the actual terms of the leases acquired in May 2004 and the preliminary terms of the leases acquired in October 2005, our obligation for minimum lease payments on these 15 properties is as follows:

2006	$692,500*

2007	$930,000

2008	$1,237,500

2009	$1,550,000

2010	$1,862,500

Minimum lease payments in

Subsequent years	$2,500,000

* All of this amount has been paid except for a balance of $1,235 remaining.

As of December 31, 2005, we incurred $524,333 in acquisition costs. All of the properties held are located in the state of Nevada. We have recently commenced our exploration of these properties and have yet to determine whether any of our properties are commercially viable. In order for us to complete this analysis, additional funding is required.

Business Plan.

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

Intellectual Property.

We use the trade name Tornado Gold International Corp. We also own the domain name and content of our website, located at www.tornadogold.com. Our website costs $17 per month, though occasionally higher costs are incurred when we add information to our website. We depend on our management’s expertise in assessing potential property acquisitions, and as such, our business depends on that proprietary information.

Competition.

In the United States, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit and funds. We will have to compete against such companies to acquire the funds to develop our mineral claims. The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration, our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long-term contracts with refining companies, thereby inhibiting our ability to process our ore and eventually market it. At this point in time, we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely depend on our ability to attract talent from the mining field and our ability to fund our operations. There is no assurance that our mineral expansion plans will be realized.

Government Regulation.

We are committed to complying, and, to our knowledge, are in compliance, with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties.

Our activities are not only subject to extensive federal, state, and local regulations controlling the mining of, and exploration for, mineral properties, but also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our properties, the extent of which cannot be predicted. Permits may also be required from a variety of regulatory authorities for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

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

We are prepared to engage professionals, if necessary, to ensure regulatory compliance, but in the near term we expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future, it is reasonable to expect expenditures on compliance to rise.

Research and Development.

We are not currently conducting any research and development activities, nor have we during the last two fiscal years, other than property explorations and assessments. None of these costs are borne by our customers, however.

Employees.

We do not have any employees. We pay our officers, Dr. Abbott and Mr. Drazenovic, consulting fees. We are not a party to any collective bargaining agreements. We do not compensate our directors as employees, but we may enter into agreements with them to issue stock options for their services as our directors. We pay our officers and directors for their mining exploration and administrative services to us as consultants, not as employees, and we also have an assistant who is being paid through a staffing agency.

Facilities.

As of December 26, 2006, our executive, administrative and operating offices were located at 8600 Technology Way, Suite 118, Reno, Nevada, 89521.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Risks Related to Our Business and Our Industry

There is no assurance that we will operate profitably or will generate positive cash flow in the future.

          We have never generated any revenues from operations. We do not presently have sufficient financial resources or any operating cash flow to undertake by ourselves all of our planned exploration and development programs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Furthermore, our ability to meet our business plan could be adversely affected.

          We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not be available to meet our continuing exploration and development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our then-current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, and as a result, we may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history, and if we are not successful in continuing to grow our business, we may have to scale back or even cease our ongoing business operations.

          Our company has a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

There are numerous exploration and development risks associated with our industry.

          There is no assurance given by us that our exploration and development programs and properties will result in the discovery, development, or production of a commercially viable ore body.

          The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of bodies of commercial ore. The economics of developing gold and other mineral properties are affected by many factors, including capital and operating costs, variations of the grade of ore mined, fluctuating mineral markets, costs of processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. No assurance can be given that funds required for development can be obtained on a timely basis. The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for precious and base metals, the proximity and capacity of milling facilities, mineral markets, and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals, and environmental protection.

The price of gold can be volatile.

          Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates, and global or regional political or economic events.

          The potential profitability of our operations is directly related to the market price of gold. A decline in the market price of gold would materially and adversely affect our financial position. A decline in the market price of gold may also require us to write-down any mineral reserves that we might book, which would have a material and adverse effect on our earnings and financial position. Further, if the market price of gold declines, we may experience liquidity difficulties if and when we attempt to sell any gold we discover. This may reduce our ability to invest in exploration and development, which would materially and adversely affect future production, earnings, and our financial position.

Competition in the gold mining industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

          The gold mining industry is intensely competitive. We compete with numerous individuals and companies, including many major gold exploration and mining companies, that have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable mining leases, suitable properties for mining operations, and necessary mining equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

Government regulation and environmental regulatory requirements may impact our operations.

          Failure to comply with applicable environmental laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

          Amendments to current laws, regulations, and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

          To the best of our knowledge, we are operating in compliance with all applicable environmental regulations.

Adversarial legal proceedings may adversely affect us.

          We may become party to litigation or other adversary proceedings, with or without merit, in a number of jurisdictions. The cost of defending such claims may take away from management time and effort and if determined adversely to us, may have a material and adverse effect on our cash flows, results of operation, and financial condition. As at the date of this Registration Statement, we are not a party to any material litigation or other adversary proceeding.

Our directors and/or officers may have conflicts of interest.

          There is no assurance given by us that our directors and officers will not have conflicts of interest from time to time.

          Our directors and officers have entered into, and may continue to enter into, numerous mining leases and options with us, which may not have been, or may not be, at arms-length.

          Furthermore, our directors and officers may serve as directors or officers of other public resource companies or have significant shareholdings in other public resource companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. The interests of these companies may differ from time to time. In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against any resolution involving any such conflict.

We may be subject to uninsured risks.

          There is no assurance given by us that we are adequately insured against all risks.

          We may become subject to liability for cave-ins, pollution, or other hazards against which we cannot insure or against which we have elected not to insure because of high premium costs or other reasons. The payment of such liabilities would reduce the funds available for exploration and mining activities.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

          Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, in a civil, criminal, or administrative action or proceeding, to which he is made a party by reason of his being or having been one of our directors or officers.

Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of us.

          We do not currently have a stockholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of us, which may result in a change in our management and directors.

Risks Related to Owning Our Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of convertible debt and equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations, which may limit a stockholder’s ability to buy and sell our stock.

          The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

          In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic, making it difficult for our stockholders to sell their shares or liquidate their investments.

          Our common shares are currently quoted on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. The market price of a publicly traded stock, especially a junior resource issuer like us, is affected by many variables in addition to those directly related to exploration successes or failures. Such factors include the general condition of the market for junior resource stocks, the strength of the economy generally, the availability and attractiveness of alternative investments, and the breadth of the public market for the stock. The effect of these and other factors on the market price of the common shares on the OTC Bulletin Board suggests that our shares will continue to be volatile. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance. Therefore, investors could suffer significant losses if our shares are depressed or illiquid when an investor seeks liquidity and needs to sell our shares.

          In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

          Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of mining. Our properties are in the exploration stage only and are without known gold reserves. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing gold, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

          In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in us will be diluted and investors may suffer dilution in their net book value per share, depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in our control.

Failure to pay mandatory state fees may impact our business prospects.

We must pay annual fees to the State of Nevada in connection with certain of our mining claims. Failure to pay those fees could result in the temporary or permanent loss of our rights to such mining claims. To the best of our knowledge, we are current on all fees owed to the State of Nevada.

Item 2.           Description of Property.

Our Facilities: Our executive, administrative, and operating offices were located at 8600 Technology Way, Suite 118, Reno, Nevada, 89521. Our office is leased in six-month terms that automatically renew, at a cost of $1,395 per month, and consists of office space that is approximately 258 square feet. Our current lease term expired on October 31, 2006, but automatically renewed at that point. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.           Submissions of Matters to a Vote of Security Holders.

Other than as described below, there were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006:

On January 24, 2007 we held our Annual General Meeting of Shareholders (the “Meeting”) pursuant to a Notice and Proxy Statement duly filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

At the Meeting, the following persons were elected Directors of our company: Earl W. Abbott, George Drazenovic and Carl Pescio. The appointment of Jonathon P. Reuben, CPA as our auditor for the ensuing year was also ratified at the Meeting.

To provide our shareholders with more time to consider and understand the proposed agreement and plan of merger with our wholly-owned Delaware subsidiary, so that we may be re-incorporated as a Delaware corporation, a motion was passed to adjourn the Meeting to 12:00 P.M. February 14, 2007 at the offices of Clark Wilson LLP at 800 – 885 West Georgia Street, Vancouver, British Columbia.

On February 14, 2007 we held our Annual and Special General Meeting of Shareholders adjourned from January 24, 2007 (the “Adjourned Meeting”). At the Adjourned Meeting, our shareholders passed the resolution to approve the proposed agreement and plan of merger with our wholly-owned Delaware subsidiary so that we may be reincorporated as a Delaware corporation.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board and in the Pink Sheets under the trading symbol “TOGI.” The Company completed a 50-for-1 forward stock split of its issued and outstanding shares of common stock on April 27, 2004; a 6.82 -for-1 forward stock split on August 31, 2004; and a 1.20 -for-1 forward stock split on May 31, 2005.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets, LLC. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$0.64	$0.18
September 30, 2006	$0.85	$0.45
June 30, 2006	$1.04	$0.50
March 31, 2006	$0.915	$0.50
December 31, 2005	$0.84	$0.67
September 30, 2005	$0.81	$0.53
June 30, 2005 (before 20% stock dividend through May 24, 2005)	$1.06	$0.80
June 30, 2005 (after 20% stock dividend through May 24, 2005)	$0.53	$0.51
March 31, 2005	$1.01	$0.75

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of our Common Stock

As of April 16, 2007, there were 39 registered shareholders of our common stock.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future. We intend to retain future earnings for use in our operations and the expansion of our business. The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as our board of directors may from time to time determine.

Equity Compensation Plan Information

As at December 31, 2006 we have two equity compensation plans in place. The first one was entitled the 2003 Incentive and Nonstatutory Stock Option Plan (the “2003 Plan”) and the second one was entitled the 2005 Stock Option Plan (the “2005 Plan”). The plans have not been approved by our security holders.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
The 2003 Plan	35,200	$0.15	Nil
The 2005 Plan	150,000	$0.75	6,557,400

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Recent Sales of Unregistered Securities

In April 2005, we issued 1,325,126 shares of our common stock to a noteholder in settlement of promissory notes totaling $1,025,000 plus accrued interest at the rate of $1.00 per share. In December 2005, we sold 625,000 units in a private placement at a price of $0.80 per unit to another note holder. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at $0.85 per share. The warrants expire in December 2010.

Pursuant to a consulting service agreement, we have 150,000 options outstanding for a consultant to purchase shares of our common stock at $0.75 per share. Of these 150,000 options, which expire on September 28, 2010, 25,000 options were granted in September 2005 and 125,000 options were granted in December 2005.

In March 2006, we executed convertible promissory notes with an investor for several amounts: $149,857.64, for funds received January 13, 2006; $249,980.00, for funds received February 8, 2006; and $250,000.00 for funds received on February 16, 2006. These notes bear interest at 8% per annum and are convertible at our sole discretion on or before the due date, December 31, 2007, at a rate of $0.40 per share.

Exemption from the registration provisions of the Securities Act for the transactions described above is claimed under Section 4(2) of, and Regulation S under, the Securities Act, among other exemptions, on the basis that such transaction does not involve any public offering and the persons are either accredited investors or are not U.S. persons and did not acquire the securities for the account or benefit of any U.S. person. Appropriate investment representations were obtained, and the securities were issued with restrictive security legends.

We sold an aggregate of approximately 6.15 million units of our securities to a limited number of accredited investors or non-U.S. persons in a private placement. The closing occurred on July 18, 2006, subject to receipt of funds from certain of the investors. Unless otherwise stated, each unit consisted of one share of common stock and one warrant to purchase one share of common stock (“Regular Warrant”). The purchase price was $0.30 per unit, for an aggregate amount of approximately $1.84 million. The Regular Warrants have an exercise period of three years and an exercise price of $.60 per share. Included in the 6.15 million units are five million units consisting of five million special warrants (“Special Warrants”) and an equivalent number of Regular Warrants issued to one investor. Each Special Warrant converts into one share of common stock not later than 10 years from the closing without the tender of any additional consideration. The Special Warrants have no voting rights. The securities sold by the us in this private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S or Regulation D promulgated thereunder.

In December 2005, we sold 625,000 units in a private placement at a price of $0.80 per unit to an investor, who is also a note holder. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock at $0.85 per share. The warrants expire in December 2010. This instrument was issued in reliance on that exemption from registration under Regulation S, as a transaction not involving any public offering to a non-U.S. investor.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 15 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Critical Accounting Policies

Our Management’s Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry-forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included this annual report.

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

Liquidity and Capital Resources.

We had cash and cash equivalents totaling $144,106 as of December 31, 2006, making our total current assets $144,106. We also had mining claims of $1,682,147, computer equipment of $1,232 and intangible assets of $6,868, making our total assets $1,834,853 as of December 31, 2006. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. In July 2006, we sold approximately $1.84 million of our equity securities in a private placement. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of December 31, 2006, we had a net working capital deficit of $1,111,029.

Net cash used in operating activities was $1,144,404 for the year ended December 31, 2006 compared to $559,280 for the year ended December 31, 2005.

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

Plan of Operations.

In July 2006, we closed a financing of US $1,844,000. A substantial portion of the funds have been devoted to the lease costs of our 15 properties. We used a material portion for administrative overhead and future acquisition opportunities. Thus, we expect to have less than $500,000 available for exploration on its current properties over the next 12 months, during which period we will continue to pursue additional financing opportunities to further its exploration and acquisition program.

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

Result of Operations.

For the Year Ended December 31, 2006, compared to the Year Ended December 31, 2005.

Revenue - We have realized no revenues for the year ended December 31, 2006 and 2005.

Operating Expenses - For the year ended December 31, 2006, our total operating expenses were $1,264,273, compared to our total operating expenses of $580,934 in the corresponding prior period. Of the $1,264,273 incurred in 2006, $705,287 related to our mining exploration, $512,630 related to general and administrative activities, and $46,356 related to our compensation expense on option grants. Of the $580,934 incurred in the year ended December 31, 2005, $404,543 related to mining exploration, $158,522 related to general and administrative activities, and $17,869 related to our compensation expense on options grants. During the year ended December 31, 2006, we accrued $81,326 in interest expenses on notes payable, compared to interest accruing during the year ended December 31, 2005, of $35,925. No interest has been paid on notes payable during either period.

Off-Balance Sheet Arrangements.

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Notes to the financial statements included elsewhere in this annual report.

Significant Accounting Policies

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SPAS 123R eliminates the use of APS 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions In excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 1 23R, Under the “modified retrospective” method, the requirements are the same as under the “modified prospective method”, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123$.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes”, as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. if ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. Our company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its consolidated financial statements.

We do not anticipate that the adoption of these standards will have a material impact on our financial statements.

Item 7.      Financial Statements.

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated April 10, 2007 of Jonathon P. Reuben, C.P.A., an Accountancy Corporation

Audited Balance Sheets as at December 31, 2006 and December 31, 2005

Audited Statements of Operations for the year ended December 31, 2006 and 2005 and for the period from March 19, 2004 through December 31, 2006

Audited Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2005 and 2006

Audited Statements of Cash Flows for the year ended December 31, 2006 and 2005 and for the period from March 19, 2004 through December 31, 2006

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Tornado Gold International Corp. Reno, Nevada

We have audited the accompanying balance sheet of Tornado Gold International, Inc. (an Exploratory Stage Company) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and during the Company’s exploratory stage (March 19, 2004 through December 31, 2006) These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tornado Gold International Corp. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from March 19, 2004 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of material revenue, has incurred a net loss from continuing operations of $1,345,599 for the year ended December 31, 2006 had a negative working capital at December 31, 2006 of $1,111,029 and had accumulated deficit since its inception of $2,929,183, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon Reuben
Jonathon P. Reuben CPA
An Accountancy Corporation
Torrance, California
April 10, 2007

Tornado Gold International Corp.
(An Exploratory Stage Company)
BALANCE SHEET

December 31,
2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$144,106
TOTAL CURRENT ASSETS	144,106

PROPERTY AND EQUIPMENT,
Mining claims	1,682,147
Computer equipment, net	1,232

OTHER ASSETS
Intangible assets	6,868

TOTAL ASSETS	$1,834,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$22,700
Accounts payable - others	57,607
Notes payable (including accrued interest of $94,013)	1,174,828
TOTAL CURRENT LIABILITIES	1,255,135

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 30,111,526 shares issued and outstanding	30,112
Additional paid in capital	1,978,707
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(2,224,190)
Subscribed warrants	1,500,000
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	579,218

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,834,353

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

			From
	For the Year Ended		March 19, 2004
	December 31,		through
	2006	2005	December 31, 2006

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	46,356	17,869	68,765
Mining exploration expenses	705,287	404,543	1,161,218
General and administrative expenses	512,630	158,522	819,083
	1,264,273	580,934	2,049,066

LOSS FROM OPERATIONS	(1,264,273)	(580,934)	(2,049,066)

OTHER INCOME (EXPENSE)
Interest expense	(81,326)	(35,925)	(175,124)

TOTAL OTHER INCOME (EXPENSE)	(81,326)	(35,925)	(175,124)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,345,599)	(616,859)	(2,224,190)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,345,599)	$(616,859)	(2,224,190)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.02)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	29,360,954	35,582,682

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
Statements of Stockholders’ Equity (Deficit)

						Deficit
						Accumulated
				Additional		During the
				Paid-in	Accumulated	Exploratory	Subscribed	Subscription
	Date	Shares	Amount	Capital	Deficit	Stage	Warrant	Receivable	Total

Balance, December 31, 2003		2,486,299,200	$2,486,299	$-	$(2,574,457)	$-	$-	$-	$(88,158)

Redemption of shares for Saltys	3/19/04	(2,091,093,840)	(2,091,094)	-	2,087,402	-	-	-	(3,692)
Redemption of shares for cash	3/19/04	(375,563,760)	(375,564)	-	(194,436)	-	-	-	(570,000)
Issuance of shares for cash	3/19/04	34,372,800	34,373	-	(24,373)	-	-	-	10,000
Fair value of options granted to consultants	3/19/04		-	4,540	-	-	-	-	4,540
Gain on settlement of notes	4/15/04		-	49,309	-	-	-	-	49,309
Net income (loss)			-	-	871	(261,732)	-	-	(260,861)

Balance, December 31, 2004		54,014,400	54,014	53,849	(704,993)	(261,732)	-	-	(858,862)

Conversion of notes payable and accrued interest
into shares of common stock	4/15/05	1,325,126	1,325	1,102,946	-	-	-	-	1,104,271
Redemption of shares for cash	4/15/05	(27,172,800)	(27,172)	19,266	-	-	-	-	(7,906)
Issuance of shares for cash	12/13/05	625,000	625	499,375	-	-	-	(418)	499,582
Fair value of options granted to consultants	Various		-	17,869	-	-	-	-	17,869
Net loss			-	-	-	(616,859)	-	-	(616,859)

Balance, December 31, 2005		28,791,726	28,792	1,693,305	(704,993)	(878,591)	-	(418)	138,095

Exercise of options	6/6/06	24,800	25	3,695	-	-	-	-	3,720
Issuance of shares for cash	7/16/06	1,145,000	1,145	342,355	-	-	-	-	343,500
Prepaid Warrants for 5,000,000 common shares	7/16/06		-	-	-	-	1,500,000	-	1,500,000
Offering costs	7/16/06		-	(173,404)	-	-	-	-	(173,404)
Shares issued as part consideration for mining claim	8/24/06	50,000	50	33,500
Shares issued as part consideration for mining claim	11/23/06	100,000	100	32,900	-	-	-	-	33,000
Fair value of options granted to consultants	Various		-	46,356	-	-	-	-	46,356
Net loss			-	-	-	(1,345,599)	-	-	(1,345,599)

Balance, December 31, 2006		30,111,526	$30,112	$1,978,707	$(704,993)	$(2,224,190)	$1,500,000	$(418)	$579,218

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
	For the Year Ended		March 19, 2004
	December 31		through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,345,599)	$(616,859)	$(2,224,190)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	46,356	17,869	68,765
Depreciation	111	-	111
Changes in:
Prepaid expenses and other current assets	6,395	(5,000)	5,000
Accounts payable	67,007	32,023	155,409
Notes payable	81,326	12,687	94,013
Net cash used in operating activities	(1,144,404)	(559,280)	(1,900,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(1,091,265)	(402,182)	(1,615,598)
Purchase of equipment	(1,343)	-	(1,343)
Website design costs	(6,868)		(6,868)
Net cash used in investing activities	(1,099,476)	(402,182)	(1,623,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	649,838	480,978	2,105,816
Proceeds from issuance of common stock	347,220	499,582	856,802
Proceeds from subscribed warrants	1,500,000	-	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	(7,906)	(577,906)
Offering costs	(173,405)	-	(173,405)

Net cash provided by financing activities	2,323,653	972,654	3,668,807

NET CASH PROVIDED BY CONTINUING OPERATIONS	79,773	11,192	144,106

CASH AND CASH EQUIVALENTS, Beginning of year	64,333	53,141	-

CASH AND CASH EQUIVALENTS, End of year	$144,106	$64,333	$144,106

Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:

In 2005, the Company issued 1,325,126 shares of its common stock in exchange for the cancellation of $1,104,271

In 2006, the Company issued 150,000 shares of its common stock under its purchase agreement of the Illipah mining claims.

The 150,000 shares were valued at $66,550, the fair value of the shares on date of issuance.

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). The Company is currently in the exploratory stage as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 and has been since March 19, 2004 when it changed its principal activity to the exploration of mining properties for future commercial development and production (See Note 3). On February 14, 2007, the Company changed its domicile from Nevada to Delaware (see Note 9 - Subsequent Events).

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended December 31, 2006 of $1,345,599 had a negative working capital at December 31, 2006 of $1,111,029 and had accumulated deficit since its inception of $2,929,183. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

Stock Split

On April 19, 2004, the Company authorized a 50-for-1 stock split. On August 18, 2004, the Company authorized a 6.82 -for-1 stock split. On May 16, 2005, the Company authorized a 1.20 -for-1 stock split. All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect the various indicated stock splits.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During 2006, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during these two periods (See Note 6).

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of December 31, 2006, no options have been granted to the directors.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, notes payable, Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation of 3 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2006, the Company did not deem any of its long-term assets to be impaired.

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

Mining Costs

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mining operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2006, the Company had net capitalized costs of 6,868 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. A schedule of amortization expense of the three years ending December 31, 2009 is a follows:

December 31, 2007	$2,289
December 31, 2008	2,289
December 31, 2009	2,290
$6,868

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2006 were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 649,838 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The only potential common shares as of December 31, 2005 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 35,980,516 and 35,692,201 for the years ended December 31, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncements

SFAS No. 155 – In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company plans to adopt this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations or financial position.

SFAS No. 156 – In March 2006, the FASB issued Statement No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company has evaluated the impact of the adoption of SFAS 156, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

FASB Interpretation No. 48 – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The Company has evaluated the impact of the adoption of FIN 48, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3 – Computer Equipment

On October 1, 2006, the Company purchased computer equipment totaling $1,343, which is being depreciated on the straight-line method over a 3 year life. Depreciation expense for 2006 amounted to $111.

NOTE 4 - Mining Claims

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

The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Driling on the subject properties has commenced. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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

Jack Creek Property

On October 3, 2005, the Company paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith ("the owners"), to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is the Company's President and Mr. Keith was a Company Director through 2006.

The Company entered into a definitive Exploration License and Option to Lease Agreement for he above claims for a period of twenty years. Under this agreement, the Company is responsible to make minimum lease payments to the owners as follows:

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

In addition, on August 7, 2006, the Company acquired an option for 53 additional claims (approximately 1,000 acres) at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through two of the Company’s directors, Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between the Company and those directors that the Company announced in its October 3, 2005, news release. The Company has the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, the Company and Gateway Gold could form a joint venture; but, if Gateway declines to participate at its 50% level, the Company could exercise its option to earn an additional 20% in the claims through its expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011. Mr. Abbott is also an officer of the Company.

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

On August 23, 2006, the Company entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of its common stock. Under the terms of the purchase agreement, $50,000 was paid and 50,000 shares of the Company’s common stock were issued upon signing with an additional $50,000 paid and 100,000 shares of restricted common stock issued on November 21, 2006. An additional 200,000 shares of restricted common stock is to be issued on or before August 23, 2007. Further, the Company assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. The Company also agreed to pay $48,006.50 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, a Company director, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller. The Company agreed to register all of such shares for re-sale within 60 days of the closing date but not later than 150 days after August 23, 2006. The Company also agreed to use its best efforts to cause the registration of the shares to be declared effective as soon as practicable thereafter, but within 120 days after the closing date and no later than 210 days after August 23, 2006.

The Company has the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce production royalties due Seller from two percent to one percent by paying it $1,000,000 or its equivalent in gold bullion priced as of the August 24, 2006 closing price of gold on the New York Commodity Exchange. The Company also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 is to be expended during the first year of the agreement.

Based upon the actual and preliminary terms of the above leases, the Company's obligation as of December 31, 2006 for the payment of minimum lease payments on these 16 properties is as follows:

2006	$1,235
2007	$930,000
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in Subsequent years	$2,500,000

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

The Illipah gold prospect is situated in eastern Nevada at the southern extension of the Carlin Trend (T 18N, R 58E). The property consists of one hundred ninety one unpatented federal Bureau of Land Management lode mining claims, approximately 3,820 acres.

As of December 31, 2006, the Company incurred a total of $1,648,597 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of December 31, 2006 amounted to $12,011. The principal and accrued interest was not paid as of December 31, 2006 and is now in default.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of December 31, 2006 amounted to $35,154. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock (See Note 9 – Subsequent Events)

During the three months ended March 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Prior to maturity, the notes may be converted at the sole discretion of the Company into shares of the Company’s common stock at a rate of $1.00 per share. Accrued interest related to these notes as of December 31, 2006 amounted to $46,848. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock (See Note 9 – Subsequent Events)

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

In the fourth quarter of 2006, the Company issued 100,000 shares of its common stock in connection with the purchase of its Illipah mining claims. The shares were valued at $33,000 which represents the shares market value on date of issuance. The $33,000 was capitalized and included in the costs mining claims.

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

As discussed above, In June 2006 former management exercised some of their options to purchase a total of 24,800 shares of the Company’s common stock for $3,720.

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

5)

Also in July 2006, the Company received $1,500,000 in exchange for the issuance of 5,000,000 warrants which can be converted into 5,000,000 shares of the Company’s common stock at any time by the warrant holder for no further consideration through July 14, 2016 on which date the Company will issue the 5,000,000 shares. The warrant holder was also granted an additional 5,000,000 warrants to purchase shares of the Company’s common stock at a price of $.60 per share. These additional warrants expire three years from the date of issuance.

The warrant holders have the right to convert the additional warrants granted into shares of the Company’s common stock for no further consideration based upon a formula indicated in the warrant agreement.

The following table summarizes the options and warrants outstanding:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-
Balance – December 31, 2006	11,955,200	$.4886

All of the above options and warrants were exercisable at December 31, 2006.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

Deferred tax assets:
Net operating loss	$996,000
Less valuation allowance	(996,000)
$-

At December 31, 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $2,929,000. Federal NOLs could, if unused, begin to expire in 2024. The increase in deferred tax assets in 2006 of $457,000 related to the Company’s 2006 net operating loss which was reduced to $0 due to the Company 2006 valuation allowance.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company had the following transactions with related parties:

As discussed in Note 4, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During year December 31, 2006, the Company paid Mr. Pescio $1,020,000 related to these agreements.

As further discussed in Note 4, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the year ended December 31, 2006, the Company paid Mr. Abbott $8,294 and Mr. Keith $12,971 related to this agreement.

During the year ended December 31, 2006 and 2005, the Company incurred consulting fees for services rendered by Mr. Earl Abbott, the Company's President, totaling $118,550 and $89,950, respectively. Of the $118,550 incurred in 2006, $67,200 related to mining exploration and $51,350, related to general administrative activities. Of the $89,950 incurred in 2005, $61,775 related to mining exploration and $28,175 related to general administrative activities. In addition, during the year ended December 31, 2005, the Company reimbursed Mr. Abbott $25,609 for travel and other related expenses. In addition, during the year ended December 31, 2006 the Company reimbursed Mr. Abbott $70,034 of which $39,879 related to exploration and $30,155 for travel and other administrative expenses.

During the year ended December 31, 2006, the Company incurred consulting fees to Mr. George Drazenovic, its Chief Financial Officer, $50,000. Mr. Drazenovic was not affiliated with the Company until 2006.

During the year ended December 31, 2005, the Company incurred consulting fees for services rendered by Mr. Stanley Keith, a director of the Company totaling $3,349 of which $1,389 related to mining exploration and the remaining $1,960 related to was charged to general administrative activities. The Company also reimbursed Mr. Keith in 2005 $579 for travel and other company related expenses.

NOTE 9 – SUBSEQUENT EVENTS

On January 1, 2007, the terms of the notes payable due to Greenshoe which matured on December 31, 2006 were amended to extend the maturity date to December 31, 2007. Under the amendments to the notes payable, the Company has option during the extended period to compel the holder of the notes to convert the then principal balance outstanding into shares of the Company’s common stock at a conversion price of $.40 per share.

On February 28, 2007, the Company filed a Certificate of Merger with the State of Delaware changing its domicile from Nevada to Delaware through the merger of its Nevada corporation into its newly formed Delaware corporation. Under its new Delaware charter, the Company is authorized to issue 105,000,000 shares of which 100,000,000 has been designated common and 5,000,000 shares have been designated preferred. On the dare of merger, all shares issued in the Nevada corporation were converted into shares of the Delaware corporation on a one to one basis.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer, Earl W. Abbott, and our Chief Financial Officer, George Drazenovic, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in our system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to inadequate reconciliation of certain financial statement accounts and a lack of sufficient review of those accounts and related journal entries. We have reviewed our reconciliation and review process and have instituted corrective action in the first quarter of 2007.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2006 and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-KSB correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Beginning with our first fiscal year ending after December 15, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-KSB. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. For the year ended December 31, 2008, a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting will be required.

In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. At this time, management is assessing the proper parameters of a Section 404 compliance project in light of emerging guidance from the SEC on such parameters.

During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Personsand Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Earl W. Abbott	Chairman of the Board, President, Chief Executive Officer, Secretary, Director	64	April 1, 2004
George Drazenovic	Chief Financial Officer and Director	36	Appointed as CFO as of March 28, 2006; Elected as a director as of January 24, 2007
Carl Pescio	Director	54	April 1, 2004

Business Experience

Dr. Earl W. Abbott was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director in March 2004. He resigned as our Chief Financial Officer in March 2006 when Mr. Drazenovic was appointed as Chief Financial Officer. Dr. Abbott is a senior geologist and Qualified Person with 33 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2003 to December 1, 2006, Dr. Abbott was the president of Big Bar Gold Corp., a company reporting on a Canadian exchange, and he continues to serve as a director; from 2005 to December 1, 2006, Dr. Abbott served as president of AAA Minerals, which later became AAA Energy, a company reporting on a U.S. exchange, and he continues to serve as a director; and from 1999 to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada and Utah. From 1978 to 1982, he was a district geologist for Energy Reserves Group, Inc., where he opened and managed the Reno

District exploration office and managed more than twenty projects, which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1978, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska; and from 1971 to 1975, Dr. Abbott was a project geologist for Continental Oil Company, where he completed the oil and gas training program and supervised uranium exploration rotary drilling programs in Wyoming.

Dr. Abbott is a member of the American Institute of Professional Geologists and a past president of its Nevada section. He is also a Certified Professional Geologist and a member of the Geological Society of Nevada (and its past president). In addition, Dr. Abbott is a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum; the Denver Region Exploration Geologists Society (and its past president); and the Nevada Petroleum Society (and its past president). Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology in 1971 from Rice University, Houston, Texas. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Except as otherwise stated, Dr. Abbott is not an officer or director of any other reporting company.

Mr. George Drazenovic was appointed as our Chief Financial Officer on March 28, 2006. From April 2005 until the present, Mr. Drazenovic has been the Chief Financial Officer of EPOD International, Inc., a U.S. reporting company; and from 2001 to 2005, he was a Corporate Finance Manager with BC Hydro. Mr. Drazenovic earned his Bachelor of Arts in Economics from the University of British Columbia in 1991, a Diploma in Financial Management from the British Columbia Institute of Technology in 1993, and a Masters of Business Administration in Finance from the University of Notre Dame in 2001. He also obtained licensing as a Certified General Accountant in 1997 and is a CFA Charter holder (Chartered Financial Analyst) since 2001. Mr. Drazenovic is a member of the Certified General Accountants of British Columbia and the Vancouver Society of Financial Analysts. Mr. Drazenovic is a citizen of, and resides in, Canada. Except as otherwise stated, Mr. Drazenovic is not an officer or director of any other reporting company.

Mr. Carl A. Pescio has been a director of ours since March 2004. Mr. Pescio is a geologist offering more than 30 years of experience in the mining resource sector. In 1974, Mr. Pescio graduated from the University of Nevada with a Bachelor of Science in Geology. After graduating, Mr. Pescio joined Kennecott Copper Corp. as a geologist. Since 1975, Mr. Pescio has worked for numerous other natural resource companies in various positions, including: Geologist, Chief Geologist, Geological Engineer, Mine Manager, and Vice President of Exploration. Mr. Pescio’s tenure with Alta Gold between 1987 and 1991 as Vice-President of Mining and Exploration led to his interest and focus on exploration for precious metal deposits in the Nevada gold trends. Since 1991, he has focused his efforts on acquiring properties with potential for deposits large enough to interest the major mining companies in the area. Currently (and for more than the past five years), Mr. Pescio is the President of Pescio Exploration, which owns approximately 55 properties, covering more than 20,000 hectares in Nevada. More than half of Pescio Exploration’s properties are under lease and being explored by others. Mr. Pescio is also Vice-President of Exploration of, and a Director for, Mill City International Corp. Except as otherwise stated, Mr. Pescio is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Other than disclosed herein, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.      being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors. The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of preparing and adopting a code of ethics.

Conflicts of Interest

We believe that Messrs. Pescio and Keith will be subject to conflicts of interest. The conflicts of interest arise from their relationships in other mining companies, the property ownership interests of those other mining companies and the amount of time they may spend with the operations of those other entities.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our two most recently completed fiscal years ended December 31, 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Earl W. Abbott CEO, President, Secretary, Treasurer	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$118,550 $89,950	$110,550 $89,950
Carl Pescio Director	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A
Stanley Keith(1) Director	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A

(1) Stanley Keith ceased to be a director of our company as at January 24, 2007.

Dr. Abbott received a total of $118,550 for consulting services during the year ended December 31, 2006, of which $67,200 related to mining exploration and the remaining $51,350 related to general administrative services. In addition, during 2006, Dr. Abbott was reimbursed $70,034, of which $39,879 related to exploration and $30,155 for travel and other administrative expenses. Dr. Abbott received a total of $89,950 for consulting services during the year ended December 31, 2005, of which $61,775 related to mining exploration and the remaining $21,875 related to general administrative services. In addition, during 2005, Dr. Abbott was reimbursed $25,609 for travel and other company-related expenses.

Mr. Drazenovic was appointed Chief Financial Officer in March 2006 and is being paid a consulting fee of $2,500 per month plus $5,000 per quarter. The terms of his consulting agreement are still being finalized.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our current directors or current executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our current directors or current executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

There were no grants of stock options or stock appreciation rights to our executive officers and directors made during the fiscal years ended December 31, 2006 and December 31, 2005.

Director Compensation

Our directors may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, our directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended December 31, 2006, we did not grant any stock options to any of our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 16, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	Earl W. Abbott 8600 Technology Way, Suite 118, Reno, Nevada, 89521	3,600,000	11.96%
Common	Stanley Keith 8600 Technology Way, Suite 118, Reno, Nevada, 89521	1,800,000	5.98%
Common	Carl Pescio 8600 Technology Way, Suite 118, Reno, Nevada, 89521	1,500,000	5,98%
Common	All Officers and Directors as a group	6,900,000	22,91%

(1)

Regulation S-B promulgated under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 16, 2007.

(2)	Calculated based upon our 30,111,526 issued and outstanding shares as of April 16, 2007.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.           Certain Relationships and Related Transactions, and Director Independence.

Other than as listed below, during our last fiscal year, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds the lesser of $120,000 or one percent of our average total assets for the last three fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial stockholder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We entered into agreements with a company owned by Mr. Carl A. Pescio, one of our directors, to acquire mining claims. Preliminary forms of these agreements were entered into on May 31, 2004, and were finalized on April 5, 2005.

During the year ended December 31, 2004, we incurred consulting fees for services rendered by Dr. Earl W. Abbott, our President, totaling $36,268, of which $17,482 related to mining exploration and the remaining $18,786 related to general administrative activities.

Also during the year-ended December 31, 2004, we incurred consulting fees for services rendered by a company wholly owned by Mr. Keith totaling $5,007, of which $3,361 related to mining exploration and the remaining $1,646 related to general administrative activities.

On April 15, 2005, our officers and directors agreed to redeem 27,172,800 of their shares for $7,906, or approximately $.0003 per share. This includes 13,586,400 shares from Dr. Abbott and 6,793,200 shares each from Messrs. Pescio and Keith. Dr. Abbott’s shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined us in March 2004.

During the year ended December 31, 2005, we had the following transactions with related parties:

Pursuant to the 2004 agreements to acquire mining claims with a company owned by Mr. Pescio, we paid Mr. Pescio $140,000 related to these agreements. In addition, we incurred $5,744 to Mr. Pescio in consulting services related to mining exploration;

We entered into an agreement with Dr. Abbott and Mr. Keith to explore the feasibility and possible lease and acquisition of certain mining claims owned jointly by Dr. Abbott and Mr. Keith;

We incurred consulting fees for services rendered by Dr. Abbott totaling $89,950, of which $61,775 related to mining exploration and the remaining $28,175 related to general administrative activities. Also, we reimbursed Dr. Abbott $25,609 for travel and other company-related expenses; and

We incurred consulting fees for services rendered by Mr. Keith totaling $3,349, of which $1,389 related to mining exploration and the remaining $1,960 related to general administrative activities. Also, we reimbursed Mr. Keith $579 for travel and other company related expenses.

We made advance lease payments of $550,000 to Mr. Pescio on our mining claims;

We paid Mr. Pescio $1,020,000 relating to certain agreements to acquire mining claims entered into between a company owned by Mr. Pescio and us;

We paid Dr. Abbott and Mr. Keith $8,294 and $12,971, respectively, in relation to certain agreements to acquire mining properties entered into between such persons and us; and

We incurred consulting fees for services rendered by Dr. Abbott totaling $162,817, of which $107,714 related to mining exploration and $55,103 related to general administrative activities, and we reimbursed Dr. Abbott $9,209 for travel and other related expenses.

During the year ended December 31, 2005, we had the following transactions with related parties:

During year December 31, 2006, we paid Mr. Pescio $1,020,000 related to certain agreements with a company owned by Mr. Carl Pescio to acquire mining claims.

During the year ended December 31, 2006, we paid Mr. Abbott $8,294 and Mr. Keith $12,971 related to an agreement between our company and Messrs. Abbott and Keith to acquire certain mining properties.

During the year ended December 31, 2006, we incurred consulting fees for services rendered by Mr. Earl Abbott totaling $188,584. Of the $118,550 incurred in 2006, $67,200 related to mining exploration and $57,350, related to general administrative activities.

During the year ended December 31, 2006, the Company incurred consulting fees to Mr. George Drazenovic, its Chief Financial Officer, $50,000. Mr. Drazenovic was not affiliated with the Company until 2006.

Item 13.           Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description of Exhibit
3(i).1

Articles of Incorporation filed with the Nevada Secretary of State on October 8, 2001 (Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)).

3(i).2

Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on July 7, 2004. (Incorporated by reference to Exhibit 3.1.1 of our Current Report on Form 8-K filed on July 13, 2004).

3(i).3

Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on August 25, 2004. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 31, 2004).

3(ii).1	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333-99443)).

4.1	2005 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 of our Amended Annual Report for 2005 filed on September 1, 2005).

5.1	Form of Opinion of Bryan Cave LLP regarding the legality of common stock (to be filed by amendment).

10.1

Plan of Reorganization and Acquisition, dated May 10, 2002 (Incorporated by reference from our Registration Statement on Form SB-2, filed on September 11, 2002, as amended (Registration No. 333- 99443)).

10.2

Promissory note between the Company and Gattinara Holdings, Inc. (Incorporated by reference to Exhibit10 of the Company’s Quarterly Report for the second quarter of 2005 on Form 10-QSB filed on August 23, 2005.)

10.3	Consulting Agreement with Carl Pescio. (Incorporated by reference to Exhibit 10.12 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.4	Consulting Agreement with Earl Abbott. (Incorporated by reference to Exhibit 10.13 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.5	Consulting Agreement with Stanley Keith. (Incorporated by reference to Exhibit 10.14 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.6	Mining Lease and Option to Purchase Agreement - Goodwin Hill. (Incorporated by reference to Exhibit 10.15 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.7	Mining Lease and Option to Purchase Agreement - NT Green. (Incorporated by reference to Exhibit 10.16 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.8	Mining Lease and Option to Purchase Agreement - Wilson Peak. (Incorporated by reference to Exhibit 10.17 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.9	Mining Lease and Option to Purchase Agreement - HMD. (Incorporated by reference to Exhibit 10.18 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.10	Letter Agreement with Carl Pescio dated November 10, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 14, 2005).

10.11	Promissory note issued to Green Shoe Investment, Inc. (Incorporated by reference to our Quarterly Report for the third quarter of 2005 filed on November 17, 2005).

10.12	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 24, 2006).

10.13	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 24, 2006).

10.14	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 24, 2006).

10.15	Form of Special Warrant. (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 24, 2006).

10.16

Exploration License and Option to Lease Agreement, effective as of October 1, 2005, including, as Exhibit B thereto, Mining Lease and Option to Purchase Agreement, entered on or about April 1, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2006).

10.17	Option and Joint Venture Agreement, made as of May 1, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7, 2006).

10.18

Form of Letter Agreement between the registrant and Golden Cycle Gold Corporation, entered on or about August 23, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 29, 2006).

17.1	Letter of resignation of Earl Abbott as Chief Financial Officer. (Incorporated by reference to our Current Report on Form 8-K filed on March 30, 2006).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.           Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Jonathon P. Reuben CPA for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $15,000 and $12,400, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Jonathon P. Reuben CPA relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $21,000 and $7,200, respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Jonathon P. Reuben CPA for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Jonathon P. Reuben CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Jonathon P. Reuben CPA to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Jonathon P. Reuben CPA is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Jonathon P. Reuben CPA and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Jonathon P. Reuben CPA's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORNADO GOLD INTERNATIONAL CORPORATION

By: /s/ Earl W. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: April 16, 2007

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Earl W. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: April 16, 2007

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2007