Form 10QSB
period 2007-03-31
Tornado Gold International Corp
filed 2007-05-18
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50146

TORNADO GOLD INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	94-3409645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8600 Technology Way, Suite 118, Reno, Nevada 89521
(Address of principal executive offices)

(775) 852-3770
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [    ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

30,111,526 common shares issued and outstanding as of May 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Tornado Gold International Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended March 31, 2007 and for the period from inception (March 19, 2004) to March 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on April 17, 2007.

Tornado Gold International Corp.
(An Exploratory Stage Company)
BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	117,335
Prepaid Expenses	$43,332
TOTAL CURRENT ASSETS	160,667

PROPERTY AND EQUIPMENT,
Mining claims	1,832,148
Computer equipment, net	2,934

OTHER ASSETS
Intangible assets	6,296

TOTAL ASSETS	$2,002,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$21,907
Accounts payable – others	101,046
Loan Payable – related party	330,000
Notes payable (including accrued interest of $115,629)	1,196,444
TOTAL CURRENT LIABILITIES	1,649,397

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 30,111,526 shares issued and outstanding	30,112
Additional paid in capital	1,978,707
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(2,450,759)
Subscribed warrants	1,500,000
Stock subscription receivable	(419)
TOTAL STOCKHOLDERS' DEFICIT	352,648

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,002,045

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

			From
	For the Three Months Ended		March 19, 2004
	March 31,		through
	2007	2006	March 31, 2007
	(Unaudited )	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	-	-	68,765
Mining exploration expenses	79,197	39,960	1,240,415
General and administrative expenses	125,756	83,810	944,839
	204,953	123,770	2,254,019

LOSS FROM OPERATIONS	(204,953)	(123,770)	(2,254,019)

OTHER INCOME (EXPENSE)
Interest expense	(21,616)	(16,181)	(196,740)

TOTAL OTHER INCOME (EXPENSE)	(21,616)	(16,181)	(196,740)

LOSS BEFORE PROVISION FOR INCOME TAXES	(226,569)	(139,951)	(2,450,759)

Notes Payable including accrued
interest of $115,629	-	-	-

NET LOSS	$(226,569)	$(139,951)	(2,450,759)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	30,111,526	28,791,725

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
	For the Three Months Ended		March 19, 2004
	March 31,		through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(226,569)	$(139,951)	$(2,450,759)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	-	-	68,765
Amortization	572	-	572
Depreciation	277	-	388
Changes in:
Prepaid expenses and other current assets	(43,333)	(1,088)	(38,333)
Accounts payable	42,646	25,857	198,055
Notes payable	21,616	-	115,629
Net cash used in operating activities	(204,791)	(113,006)	(2,105,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(150,000)	(420,000)	(1,765,598)
Purchase of equipment	(1,980)	-	(3,323)
Website design costs	-	-	(6,868)
Net cash used in investing activities	(151,980)	(420,000)	(1,775,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	330,000	649,838	2,435,816
Proceeds from issuance of common stock	-	-	856,802
Proceeds from subscribed warrants	-	-	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	-	(577,906)
Offering costs	-	-	(173,405)

Net cash provided by financing activities	330,000	649,838	3,998,807

NET CASH PROVIDED BY CONTINUING OPERATIONS	26,769	116,832	117,335

CASH AND CASH EQUIVALENTS, Beginning of year	144,106	64,333	-

CASH AND CASH EQUIVALENTS, End of year	$117,335	$181,165	$117,335

SUPPLEMENTAL
DISCLOSURES OF
CASH FLOW
INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). The Company is currently in the exploratory stage as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 and has been March 19, 2004, when it changed its principal activity to the exploration of mining properties for future commercial development and production (See Note 3). On February 28, 2007, the Company changed its domicile from Nevada to Delaware.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the three months ended March 31, 2007 of $226,569 and as of March 31, 2007 had a negative working capital of $1,488,730 and had accumulated deficit since its inception of $3,155,752. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of March 31, 2007, no options have been granted to the directors.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and notes payable, Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2007, the Company did not deem any of its long-term assets to be impaired.

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

Website development costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2007, the Company had net capitalized costs of $6,868 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the three months ended March 31, 2007 and 2006 amounted to $572 and $0, respectively. A schedule of amortization expense of the three years ending March 31 2010is a follows:

December 31, 2009	$2,289
December 31, 2009	2,289
December 31, 2010	1,718
$6,296

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of

March 31, 2007 were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 649,838 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The only potential common shares as of December 31, 2005 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 42,716,564 and 29,626,725 for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – Computer Equipment

A summary of computer equipment is as follows:

March 31,	2007	2006
Computer equipment	$3,323	$-
Accumulated depreciation	(389)	-
	$2,934	$-

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $277 and $0, respectively.

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

The Company will pay additional land acquisition and filling fees on the property. The Company is committed to drill 5,000 feet on the property in each year commencing on or before September 1, 2006 and continuing until the completion of the feasibility study. Drilling on the subject properties has commenced. Excess footage drilled in any year will be carried forward to subsequent years. The Company has the option to pay Pescio $10 per foot committed to and not drilled.

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

The Company entered into a definitive Exploration License and Option to Lease Agreement for the above claims for a period of twenty years. Under this agreement, the Company is responsible to make minimum lease payments to the owners as follows:

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

In addition, on August 7, 2006, the Company acquired an option for 53 additional claims (approx 1,000 acres) at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through two of the Company’s directors, Earl Abbott and Stanley Keith, and is subject to the Area of Interest clause in the original Jack Creek agreement between the Company and those directors that the Company announced in its October 3, 2005, news release. The Company has the option to earn a 50% undivided interest in the 53 claims through its expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Thereafter, the Company and Gateway Gold could form a joint venture; but, if Gateway declines to participate at its 50% level, the Company could exercise its option to earn an additional 20% in the claims through its expenditure on the claims of an additional $500,000 in two equal stages on or before March 1, 2010, and 2011. Mr. Abbott is also an officer of the Company.

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

Based upon the actual and preliminary terms of the above leases, the Company's obligation as of March 31, 2007 for the payment of minimum lease payments on these 16 properties is as follows:

2007	$781,235
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in Subsequent years	$2,500,000

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

As of March 31, 2007, the Company incurred a total of $1,832,148 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of March 31, 2007 amounted to $13,984. The principal and accrued interest was not paid as of December 31, 2006 and is now in default.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Accrued interest related to these notes as of March 31, 2007 amounted to $41,978. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

During the three months ended March 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2006. Prior to maturity, the notes may be converted at the sole discretion of the Company into shares of the Company’s common stock at a rate of $1.00 per share. Accrued interest related to these notes as of March 31, 2007 amounted to $59,666. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

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

On April 15, 2005, the Company's officers and directors agreed to redeem an aggregate of 27,172,800 of their shares for $7,906 or $.0002909 per share. The shares include 13,586,400 shares from Dr. Abbott, and 6,793,200 shares from each of Messrs. Pescio and Keith. Dr. Abbott's shares were redeemed for $3,954, and Messrs. Pescio and Keith each received $1,976 for their shares. These amounts are the equivalent to the pre-split prices they paid for their shares when they joined the Company in March 2004. The $7,906 was paid during the three months ended September 30, 2005.

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

2)

In accordance with a consulting agreement with Access Capital Management Corp., the Company issued Access Capital, 25,000 options in September 2005 to purchase shares of the Company’s common stock for $0.75 per shares. In December 2005, the Company extended the term of the agreement and granted Access an additional 125,000 options to purchase shares of the Company’s common stock at a price of $0.75 per shares. The 150,000 options granted expire on September 28, 2010 unless Access Capital no longer provides services for the Company whereby the options expire one year from the date of termination.

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

The following table summarizes the options and warrants outstanding:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-
Balance – December 31, 2006	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – March 31, 2007	11,955,200	$.4886

All of the above options and warrants are exercisable at March 31, 2007.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:

Deferred tax assets:
Net operating loss	$1,073,000	(1)
Less valuation allowance	(1,073,000)
	$-

(1)At March 31, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $3,156,000. Federal NOLs could, if unused, begin to expire in 2024. The increase in deferred tax assets in 2007 of $77,000 related to the Company’s 2007 net operating loss which was reduced to $0 due to the Company 2007 valuation allowance.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company had the following transactions with related parties:

As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the three months ended March 31, 2007, the Company paid Mr. Pescio $150,000 related to these agreements.

During the three month ended March 31, 2007 and 2006, the Company incurred consulting fees for services provided by Mr. Earl Abbott and related reimbursed costs totaling $28,442 and $66,579, respectively. Of the $28,442 incurred in 2007, $22,808 related to mining exploration and $5,634, related to general administrative activities. Of the $66,579 incurred in 2006, $30,992 related to mining exploration and $35,587 related to general administrative activities.

During the three months ended March 31, 2006, the Company incurred consulting fees to Mr. George Drazenovic, its Chief Financial Officer$10,000. Mr. Drazenovic was not affiliated with the Company until 2006.

During the three months ended March 31, 2007, Mr. Carl Pescio advanced $330,000 which is unsecured, non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Tornado Gold International Corporation and our subsidiaries, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

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

Claims Acquired in 2006

On August 23, 2006, we entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of our common stock. Under the terms of the purchase agreement, $50,000 was paid upon signing with an additional $50,000 and 100,000 shares of restricted common stock paid and issued on November 21, 2006. An additional 200,000 shares of restricted common stock is to be issued on or before August 23, 2007. Further, we assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. We also agreed to pay $48,006.50 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, a director of our company, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller.

We have the option, exercisable at any time prior to commercial production on any of the Illipah claims, to reduce production royalties due to the seller from two percent to one percent by paying it $1,000,000 or its equivalent in gold bullion priced as of the August 24, 2006 closing price of gold on the New York Commodity Exchange. We also agreed to undertake an exploration program on the Illipah property and related area of interest, and incur exploration and development expenditures of at least $750,000 within two years, of which $250,000 is to be expended during the first year of the agreement.

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

Liquidity and Capital Resources.

We had cash totalling $117,335 and prepaid expenses totalling $43,332 as of March 31, 2007, making our total current assets $160,667. We also had mining claims of $1,832,148, computer equipment of $2,934 and intangible assets of $6,296, making our total assets $2,002,045 as of March 31, 2007. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. In July 2006, we sold approximately $1.84 million of our equity securities in a private placement. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of March 31, 2007, we had a net working capital deficit of $1,488,730.

Net cash used in operating activities was $204,791 for the three month period ended March 31, 2007 compared to $113,006 for the three month period ended March 31, 2006.

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

The following is a list of projects on which, as of the date of this quarterly report, we have decided to focus during the next 12 months. The prioritization of, and the projects themselves, are expected to change depending on funding levels and preliminary sampling results:

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

Recently, we acquired an option for 53 additional claims at the Jack Creek Property, Elko County, Nevada. The option was acquired from Gateway Gold (USA) Corp. through a director and former director, Earl Abbott and Stanley Keith. We have the option to earn a 50% undivided interest in the 53 claims through our expenditure on the claims of a total of $500,000 in various stages by March 1, 2007, 2008, and 2009. Currently, however, we do not have such funds available and will need to raise additional funds in order to exercise the option.

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

Goodwin Hill. Exploration on this property may include geologic mapping to identify prospective fault structures that can be projected under alluvium. Sampling of all mineralized rocks is expected to provide a vector toward the center of hydrothermal activity. Gravity and magnetic geophysical studies are expected to be performed to define the buried shallow basement rocks better. These studies are intended to provide low risk drilling targets for permitting and drilling in the Spring of 2007. As of the date of this quarterly report, we have budgeted nearly $50,000 for this program.

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

Result of Operations.

For the three month period ended March 31, 2007, compared to the three month period ended March 31, 2006.

Revenue - We have realized no revenues for the three month period ended March 31, 2007 (March 31, 2006: Nil Revenue).

Operating Expenses - For the three month period ended March 31, 2007, our total operating expenses were $204,953, compared to our total operating expenses of $123,770 in the corresponding prior period. Of the $204,953 incurred in the three month period ended March 31, 2007, $79,197 related to our mining exploration, $125,756 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $123,770 incurred in the three month period ended March 31, 2006, $39,960 related to mining exploration, $83,810 related to general and administrative activities, and $Nil related to our compensation expense on options grants. During the three month period ended March 31, 2007, we accrued $21,616 in interest expenses on notes payable, compared to interest accruing during the three month period ended March 31, 2006, of $16,181. No interest has been paid on notes payable during either period.

Off-Balance Sheet Arrangements.

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Notes to the financial statements included in our 10-KSB filed on April 17, 2007.

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

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

We may become party to litigation or other adversary proceedings, with or without merit, in a number of jurisdictions. The cost of defending such claims may take away from management time and effort and if determined adversely to us, may have a material and adverse effect on our cash flows, results of operation, and financial condition. As at the date of this quarterly report, we are not a party to any material litigation or other adversary proceeding.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer, Earl W. Abbott, and our Chief Financial Officer, George Drazenovic, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not detect any material weaknesses in our system of internal accounting controls over financial reporting. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Other than as described below, there were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the three month period ended March 31, 2007:

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

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.2

Promissory note between the Company and Gattinara Holdings, Inc. (Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report for the second quarter of 2005 on Form 10-QSB filed on August 23, 2005.)

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

10.18

Form of Letter Agreement between the registrant and Golden Cycle Gold Corporation, entered on or about August 23, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8- K filed on August 29, 2006).

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

TORNADO GOLD INTERNATIONAL CORPORATION

By: /s/ Earl Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: May 16, 2007

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 16, 2007