Form 10QSB
period 2007-06-30
Tornado Gold International Corp
filed 2007-08-20
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(775) 852-3770
(Issuer’s telephone number)

________________________________________________________________
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

30,111,526 common shares issued and outstanding as of August 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Tornado Gold International Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended June 30, 2007 and for the period from inception (March 19, 2004) to June 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on April 17, 2007.

Tornado Gold International Corp.
(An Exploratory Stage Company)
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,764
Prepaid Expenses	41,280

TOTAL CURRENT ASSETS	45,044

PROPERTY AND EQUIPMENT,
Mining claims	1,862,148
Computer equipment, net	2,657

OTHER ASSETS
Deferred offering costs	2,500
Intangible assets	5,723

TOTAL ASSETS	$1,918,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$39,478
Accounts payable – others	107,960
Accrued expense	178,205
Loan Payable - related party	330,000
Notes payable (including accrued interest of $136,890)	1,217,706
TOTAL CURRENT LIABILITIES	1,873,349

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 30,111,526 shares issued and outstanding	30,112
Additional paid in capital	1,978,707
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(2,,758,684)
Subscribed warrants	1,500,000
Stock subscription receivable	(419)
TOTAL STOCKHOLDERS' DEFICIT	44,723

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,918,072

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

						From
						March 19,
						2004
	For the Three months ended			For the Six Months ended		through
	June 30			June 30		June 30,
	2007	2006		2007	2006	2007
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$			-

OPERATING EXPENSES
Compensation expense on option grants	-	-		-	-	68,765
Mining exploration expenses	40,761	41,307		119,958	81,267	1,281,176
General and administrative expenses	67,696	125,508		193,454	209,318	1,012,537
	108,457	166,815		313,412	290,585	2,362,478

LOSS FROM OPERATIONS	(108,457)	(166,815)		(313,412)	(290,585)	(2,362,478)

OTHER INCOME (EXPENSE)
Accrued potential damages on breach
of contract	--	--		(178,205)	--	(178,205)
Interest expense	(21,261)	(21,557)		(42,877)	(37,738)	(218,001)

TOTAL OTHER INCOME (EXPENSE)	(21,261)	(21,557)		(221,082)	(37,738)	(396, 206)

LOSS BEFORE PROVISION FOR INCOME TAXES	(129,718)	(188,372)		(534,494)	(328,323)	(2,758,684)

PROVISION FOR INCOME TAXES	-	-				-

NET LOSS	$(129,718)	$(188,372)		(534,494)	(328,323)	(2,758,684)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)		(0.02)	(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	30,111,526	28,798,266		30,111,526	28,795,014

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
			March 19,
	For the Six Months ended		2004
	June 30,		through
	2007	2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(534,494)	$(328,323)	$(2,,758,684)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	-	-	68,765
Amortization	1,145	-	1,145
Depreciation	554	-	665
Changes in:
Prepaid expenses and other current assets	(43,780)	(17)	(38,780)
Accounts payable	67,131	61,570	222,540
Accrued expenses	178,205	-	178,205
Notes payable	42,877	-	136,890
Net cash used in operating activities	(288,362)	(266,770)	(2,189,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(180,000)	(441,265)	(1,795,598)
Purchase of equipment	(1,980)	-	(3,323)
Website design costs	-	-	(6,868)
Net cash used in investing activities	(181,980)	(441,265)	(1,805,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	330,000	649,838	2,435,816
Proceeds from issuance of common stock	-	3,720	856,802
Proceeds from subscribed warrants	-	-	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	-	(577,906)
Offering costs	-	-	(173,405)

Net cash provided by financing activities	330,000	653,558	3,998,807

NET CASH PROVIDED BY CONTINUING OPERATIONS	(140,342)	(54,477)	3,764

CASH AND CASH EQUIVALENTS, Beginning of year	144,106	64,333	-

CASH AND CASH EQUIVALENTS, End of year	$3,764	$9,856	$3,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). The Company is currently in the exploratory stage as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 and has been March 19, 2004, when it changed its principal activity to the exploration of mining properties for future commercial development and production (See Note 3). On February 14, 2007, the Company changed its domicile from Nevada to Delaware.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended June 30, 2007 of $534,494, as of June 30, 2007 had a negative working capital of $1,828,305, and had an accumulated deficit since its inception of $3,463,677. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of June 30, 2007, no options have been granted to the directors.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2007, the Company did not deem any of its long-term assets to be impaired.

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

Mining Costs

Costs incurred to purchase, lease or otherwise acquire property are capitalized when incurred. General exploration costs and costs to maintain rights and leases are expensed as incurred. Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mining operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. A provision is made for any expected loss on a project or property when it is determined that the project or property will be abandoned or its carrying value has been impaired.

Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2007, the Company had net capitalized costs of $5,723 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $1,145 and $0, respectively.

A schedule of amortization expense for the three years ending June 30, 2010 is as follows:

June 30, 2008	$2,289
June 30, 2009	2,289
June 30, 2010	1,145
$5,723

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2007 were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 1,477,283 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The only potential common shares as of June 30, 2006 were 210,000 options and 650,000 warrants that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 44,518,766 and 29,626,725 for the three months and six-months ended June 30, 2007 and 2006, respectively

Recent Accounting Pronouncements

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

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

NOTE 3 – COMPUTER EQUIPMENT

A summary of computer equipment at June 30, 2007 is as follows:

Computer equipment	$3,323
Accumulated depreciation	(666)
$2,657

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $666 and $0, respectively.

NOTE 4 - MINING CLAIMS

NT Green Property, HMD Gold Property, Goodwin Hill Gold Property, and Wilson Peak Property

On May 31, 2004, the Company entered into four agreements with a company wholly owned by Mr. Carl Pescio ("Pescio"), a Director of the Company, to lease four mining properties. The terms of the four leases are substantially identical and are as follows.

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

The Company entered into a definitive Exploration License and Option to Lease Agreement for the above claims for a period of twenty years. Under this agreement, the Company is responsible to make minimum lease payments to the owners as follows:

Due Date	Amount
---------------------------	------
Upon signing	$22,500
1st anniversary	$30,000
2nd anniversary	$37,500
3rd anniversary	$50,000
4th anniversary	$62,500
5th anniversary and each
anniversary thereafter	$100,000

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

On August 23, 2006, the Company entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of its common stock. Under the terms of the purchase agreement, $50,000 was paid and 50,000 shares of the Company’s common stock were issued upon signing with an additional $50,000 paid and 100,000 shares of restricted common stock issued on November 21, 2006. An additional 200,000 shares of restricted common stock is to be issued on or before August 23, 2007. Further, the Company assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. The Company also agreed to pay $48,007 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, a Company director, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller. The Company agreed to register all of such shares for re-sale within

60 days of the closing date but not later than 150 days after August 23, 2006. The Company also agreed to use its best efforts to cause the registration of the shares to be declared effective as soon as practicable thereafter, but within 120 days after the closing date and no later than 210 days after August 23, 2006.

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

Based upon the actual and preliminary terms of the above leases, the Company's obligation as of June 30, 2007 for the payment of minimum lease payments on these 16 properties is as follows:

2007	$751,235
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in
Subsequent years	$2,500,000

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

Jack Creek Property is located in the northern Independence Range about 50 miles north of Elko, Elko County, Nevada. It is comprised of 247 lode mining claims (nearly 5,000 acres) adjacent to Gateway Gold Corp.'s (TSX Venture: GTQ) Big Springs and Dorsey Creek Properties.

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

As of June 30, 2007, the Company incurred a total of $1,862,148 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of June 30, 2007 amounted to $15,978. The principal and accrued interest was not paid as of December 31, 2006 and is now in default.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2007. Accrued interest related to these notes as of June 30, 2007 amounted to $48,285. The principal balance due is convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

During the six months ended June 30, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2007. Accrued interest related to these notes as of June 30, 2007 amounted to $72,627. The principal balance due is convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In connection with the July 2006 common stock offering and granting of warrants, the Company agreed to register all common shares relating to the offering with the Securities and Exchange Commission within 180 days of receiving the proceeds from the offering. Under the terms of the Registration Rights Agreement, the investors are entitled to liquidating damages in an amount equal to 1% of the aggregate amount invested for each 30-day period or pro rata for any portion thereof, in which a registration statement was not declared effective by the Securities Exchange Commission. The Company has accrued $178,205 relating to this breach which it charged to operations. Certain warrant holders have made demand for payment under the Registration Rights Agreement and the Company is currently in discussions with the investors relating to this matter.

The following table summarizes the options and warrants outstanding at June 30, 2007:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-

Balance – December 31, 2006	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance – June 30, 2007	11,955,200	$.4886

All of the above options and warrants are exercisable at June 30, 2007.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2007 are as follows:

Deferred tax assets:
Net operating loss	$1,073,000
Less valuation allowance	(1,073,000)
$-

At June 30, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $3,156,000. Federal NOLs could, if unused, begin to expire in 2024. The increase in deferred tax assets in 2007 of $182,000 related to the Company’s 2007 net operating loss which was reduced to $0 due to the Company’s 2007 valuation allowance.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and 2006, the Company had the following transactions with related parties:

As discussed in Note 3, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the six months ended June 30, 2007, the Company paid Mr. Pescio $150,000 related to these agreements.

As further discussed in Note 3, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the six months ended June 30, 2007, the Company paid Mr. Abbott $11,700 and Mr. Keith $18,300 related to this agreement.

During the six month ended June 30, 2007 and 2006, the Company incurred consulting fees for services provided by Mr. Earl Abbott and related reimbursed costs totaling $36,951 and $101,898, respectively. Of the $36,951 incurred in 2007, $27,495 related to mining exploration and $9,456, related to general administrative activities. Of the $101,898 incurred in 2006, $64,276 related to mining exploration and $37,622 related to general administrative activities.

During the six months ended June 30, 2006, the Company incurred consulting fees of $10,000 to Mr. George Drazenovic, its Chief Financial Officer. Mr. Drazenovic was not affiliated with the Company until 2006.

During the six months ended June 30, 2007, Mr. Carl Pescio advanced $330,000 which is unsecured, non-interest bearing and due on demand.

NOTE 9 – PRIVATE STOCK OFFERING

The Company is offering to the general public 1,250,000 units at price per unit of $.20. Each unit consists of one share of the Company’s common stock and a warrant to purchase one/half of one share of the Company’s common stock at a price of $.30 per share. Warrants expire 2 years after date of grant. The Company is deferring all direct costs associated with the offering. Costs will either be charged against the proceeds received through the offering, if the offering is successful, or charged to operations, if the offering is unsuccessful. As of June 30, 2007, deferred offering costs amount to $2,500. No units have been sold as of June 30, 2007.

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

Liquidity and Capital Resources.

We had cash totalling $3,764 and prepaid expenses totalling $41,280 as of June 30, 2007, making our total current assets $45,044. We also had mining claims of $1,862,148, computer equipment of $2,657, deferred offering costs of $2,500 and intangible assets of $5,723, making our total assets $1,918,072 as of June 30, 2007. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. In July 2006, we sold approximately $1.84 million of our equity securities in a private placement. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of June 30, 2007, we had a net working capital deficit of $1,828,305.

Net cash used in operating activities was $288,362 for the six month period ended June 30, 2007 compared to $266,770 for the six month period ended June 30, 2006.

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

Result of Operations.

For the three month period ended June 30, 2007, compared to the three month period ended June 30, 2006.

Revenue - We have realized no revenues for the three month period ended June 30, 2007 and no revenues for the three month period ended June 30, 2006.

Operating Expenses - For the three month period ended June 30, 2007, our total operating expenses were $108,457, compared to our total operating expenses of $166,815 in the corresponding prior period. Of the $108,457 incurred in the three month period ended June 30, 2007, $40,761 related to our mining exploration, $67,696 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $166,815 incurred in the three month period ended June 30, 2006, $41,307 related to mining exploration, $125,508 related to general and administrative activities, and $Nil related to our compensation expense on options grants. During the three month period ended June 30, 2007, we accrued $21,261 in interest expenses on notes payable, compared to interest accruing during the three month period ended June 30, 2006, of $21,557. No interest has been paid on notes payable during either period.

For the six month period ended June 30, 2007, compared to the six month period ended June 30, 2006.

Revenue - We have realized no revenues for the six month period ended June 30, 2007 and no revenues for the six month period ended June 30, 2006.

Operating Expenses - For the six month period ended June 30, 2007, our total operating expenses were $313,412, compared to our total operating expenses of $290,585 in the corresponding prior period. Of the $313,412 incurred in the six month period ended June 30, 2007, $119,958 related to our mining exploration, $193,454 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $290,585 incurred in the six month period ended June 30, 2006, $81,267 related to mining exploration, $82,579 related to general and administrative activities, and $Nil related to our compensation expense on options grants. During the six month period ended June 30, 2007, we accrued $42,877 in interest expenses on notes payable, compared to interest accruing during the six month period ended June 30, 2006, of $37,738. No interest has been paid on notes payable during either period. In addition, during the six month period ended June 30, 2007, we accrued $178,205 in potential liquidating damages relating to our failure to register the underlying shares issued in our July 2006 private offering (See Note 6 to the financial statements).

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

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 1 23R, Under the “modified retrospective” method, the requirements are the same as under the “modified prospective method”, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer, Earl W. Abbott, and our Chief Financial Officer, George Drazenovic, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not detect any material weaknesses in our system of internal accounting controls over financial reporting. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Other than as described below, there were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the three month period ended June 30, 2007:

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

10.3	Consulting Agreement with Carl Pescio. (Incorporated by reference to Exhibit 10.12 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.4	Consulting Agreement with Earl Abbott. (Incorporated by reference to Exhibit 10.13 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.5	Consulting Agreement with Stanley Keith. (Incorporated by reference to Exhibit 10.14 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.6	Mining Lease and Option to Purchase Agreement - Goodwin Hill. (Incorporated by reference to Exhibit 10.15 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.7	Mining Lease and Option to Purchase Agreement - NT Green. (Incorporated by reference to Exhibit 10.16 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.8	Mining Lease and Option to Purchase Agreement - Wilson Peak. (Incorporated by reference to Exhibit 10.17 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.9	Mining Lease and Option to Purchase Agreement - HMD. (Incorporated by reference to Exhibit 10.18 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.10	Letter Agreement with Carl Pescio dated November 10, 2005. (Incorporated by reference to Exhibit of our Current Report on Form 8-K filed on November 14, 2005).

10.11	Promissory note issued to Green Shoe Investment, Inc. (Incorporated by reference to our Quarterly Report for the third quarter of 2005 filed on November 17, 2005).

10.12	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 24, 2006).

10.13	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 24, 2006).

10.14	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 24, 2006).

10.15	Form of Special Warrant. (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 24, 2006).

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
Date: August 20, 2007

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 20, 2007