Form 10QSB
period 2007-09-30
Tornado Gold International Corp
filed 2007-11-19
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 000-50146

TORNADO GOLD INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	94-3409645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8600 Technology Way, Suite 118, Reno, Nevada 89521
(Address of principal executive offices)

(775) 852-3770
(Issuer’s telephone number)

______________________________________________________________
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

30,111,526 common shares issued and outstanding as of November 19, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Tornado Gold International Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended September 30, 2007 and for the period from inception (March 19, 2004) to September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on April 17, 2007.

Tornado Gold International Corp.
(An Exploratory Stage Company)
BALANCE SHEET

September 30,
2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,715
Prepaid Expenses	39,692

TOTAL CURRENT ASSETS	45,407

PROPERTY AND EQUIPMENT,
Mining claims	2,188,398
Computer equipment, net	2,380

OTHER ASSETS
Deferred offering costs	2,500
Intangible assets	5,151

TOTAL ASSETS	$2,243,836

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$51,464
Accounts payable - others	112,997
Accrued expense	234,739
Loan Payable - related party	730,000
Notes payable (including accrued interest of $158,684)	1,239,499
TOTAL CURRENT LIABILITIES	2,368,699

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 30,111,526 shares issued and outstanding	30,112
Additional paid in capital	1,978,707
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(2,928,270)
Subscribed warrants	1,500,000
Stock subscription receivable	(419)
TOTAL STOCKHOLDERS' DEFICIT	(124,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,243,836

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

							From
							March 19
	For the Three months ended			For the Nine Months ended			2004
							through
	September 30			September 30			September 30
	2007	2006		2007		2006	2007
	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$		$		$-

OPERATING EXPENSES
Compensation expense on option grants	-	11,589		-		46,356	68,765
Mining exploration expenses	21,354	522,978		141,312		604,245	1,302,530
General and administrative expenses	69,904	148,074		263,358		357,392	1,082,441
	91,258	682,641		404,670		1,007,993	2,435,736

LOSS FROM OPERATIONS	(91,258)	(682,641)		(404,670)		(1,007,993)	(2,453,736)

OTHER INCOME (EXPENSE)
Accrued potential damages on breach of contract	(56,534)	-		(234,739)		-	(234,739)
Interest expense	(21,794)	(21,793)		(64,671)		(59,531)	(239,795)
TOTAL OTHER INCOME (EXPENSE)	(78,328)	(21,793)		(299,410)		(59,531)	(474,534)

LOSS BEFORE PROVISION FOR INCOME TAXES	(169,586)	(704,434)		(704,080)		(1,067,524)	(2,928,270)

PROVISION FOR INCOME TAXES	-	-					-

NET LOSS	$(169,586)	$(704,434)		$(704,080)		$(1,067,524)	$(2,928,270)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)		$(0.02)		$(0.04)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING
- BASIC AND DILUTED	30,111,526	29,799,733		30,111,526		29,133,601

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corp.
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
			March 19,
	For the Nine Months		2004
	September 30		through
			September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(704,080)	$(1,067,524)	$(2,928,270)
Adjustment to reconcile net loss to net cash
used in operating activities:
Value of options and warrants granted for services	-	46,356	68,765
Amortization	1,717	-	1,717
Depreciation	831	-	942
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(39,692)	3,115	(34,692)
Deferred offering costs	(2,500)	-	(2,500)
Accounts payable	84,153	176,068	239,562
Accrued expenses	234,739	-	234,739
Accrued interest	64,671	-	158,684
Net cash used in operating activities	(360,161)	(841,985)	(2,261,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(506,250)	(1,041,266)	(2,121,848)
Purchase of equipment	(1,980)	-	(3,323)
Website design costs	-	-	(6,868)
Net cash used in investing activities	(508,230)	(1,041,266)	(2,132,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	730,000	649,839	2,835,816
Proceeds from issuance of common stock	-	347,220	856,802
Proceeds from subscribed warrants	-	1,500,000	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	-	(577,906)
Offering costs	-	(173,405)	(173,405)

Net cash provided by financing activities	730,000	2,323,654	4,398,807

NET CASH PROVIDED BY CONTINUING OPERATIONS	(138,391)	440,403	5,715

CASH AND CASH EQUIVALENTS, Beginning of year	144,106	64,333	-

CASH AND CASH EQUIVALENTS, End of year	$5,715	$504,736	$5,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the nine months ended September 30, 2007 of $704,080, as of September 30, 2007 had a negative working capital of $2,323,292, and had an accumulated deficit since its inception of $3,633,263. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of September 30, 2007, no options have been granted to the directors.

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2007, the Company did not deem any of its long-term assets to be impaired.

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

Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of September 30, 2007, the Company had net capitalized costs of $5,151 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $1,717 and $0, respectively.

A schedule of amortization expense for the three years ending September 30, 2010 is as follows:

September 30, 2008	$2,289
September 30, 2009	2,289
September 30, 2010	573
$5,151

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of September 30, 2007 were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 1,477,283 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 44,518,766 and 33,041,673 for the three months ended September 30, 2007 and 2006, respectively, and 44,518,766 and 31,082,727 for the nine months ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncement

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – COMPUTER EQUIPMENT

A summary of computer equipment at September 30, 2007 is as follows:

Computer equipment	$3,323
Accumulated depreciation	(943)
$2,380

Depreciation expense for the three months ended September 30,2007 and 2006 amounted to $277 and $0, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $943 and $0, respectively.

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

NOTE 4 - MINING CLAIMS (Cont.)

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

NOTE 4 - MINING CLAIMS (Cont.)

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

Based upon the actual and preliminary terms of the above leases, the Company's obligation as of September 30, 2007 for the payment of minimum lease payments on these 16 properties is as follows:

2007	$424,985
2008	$1,237,500
2009	$1,550,000
2010	$1,862,500
Minimum lease payments in Subsequent years	$2,500,000

On September 24, 2007, the Company entered into a joint venture agreement with Allied Nevada Gold Corp., a company created by Carl Pescio and others to which Carl Pescio assigned all of his interests in 15 separate properties, relating to our joint venture with Allied Nevada Gold Corp. The 15 properties include Brock, Dry Hills, Golconda, Goodwin Hill, HMD, Horseshoe Basin, Illipah, Marr, North Battle Mountain, NT Green, South Lone Mountain, Stargo, Walti, West Whistler and Wilson Peak. Under this joint venture agreement, the Company are obligated to pay Allied Nevada Gold Corp. $975,000 on or before February 5, 2008. The Company also agreed to pay $375,000 on or before June 30 of each year for annual property payment on these 15 properties. The Company also agreed to incur certain minimum amounts on field geologic activities during the earn in period. This agreement also provides that once the Company expended a total of $1,500,000 on any property, the Company will have earned a 60% interest in that property.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - MINING CLAIMS (Cont.)

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

NOTE 4 - MINING CLAIMS (Cont.)

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

As of September 30, 2007, the Company incurred a total of $2,188,398 in acquisition costs. The Company has recently commenced exploration of its properties and has yet to determine whether any of its properties are commercially feasible. In order for the Company to complete its analysis, additional funding is required.

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matures on December 31, 2006. Accrued interest related to this note as of September 30, 2007 amounted to $17,994. The principal and accrued interest was not paid as of December 31, 2006 and is now in default.

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and matured on December 31, 2006. Accrued interest related to these notes as of September 30, 2007 amounted to $54,959. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

During the nine months ended September 30, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and matured on December 31, 2006. Prior to maturity, the notes may be converted at the sole discretion of the Company into shares of the Company’s common stock at a rate of $1.00 per share. Accrued interest related to these notes as of September 30, 2007 amounted to $85,731. The principal and accrued interest was not paid on December 31, 2006 and on January 1, 2007, the Company and Greenshoe agreed to extend the maturity date to December 31, 2007 and to make the principal balance due convertible into common shares of the Company’s common stock at a conversion price of $.40 per share.

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

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Options and Warrants (Cont.)

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

In connection with the July 2006 common stock offering and granting of warrants, the Company agreed to register all common shares relating to the offering with the Securities and Exchange Commission within 180 days of receiving the proceeds from the offering. Under the terms of the Registration Rights Agreement, the investors are entitled to liquidating damages in an amount equal to 1% of the aggregate amount invested for each 30-day period or pro rata for any portion thereof, in which a registration statement was not declared effective by the Securities Exchange Commission. The Company has accrued $269,766 relating to this breach, which it charged to operations. Certain warrant holders have made demand for payment under the Registration Rights Agreement and the Company is currently in discussions with the investors relating to this matter.

The following table summarizes the options and warrants outstanding at September 30, 2007:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-
Balance – December 31, 2006	11,955,200	$.4886

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) (Cont.)

Options and Warrants (Cont.)

Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – September 30, 2007	11,955,200	$.4886

All of the above options and warrants are exercisable at September 30, 2007.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2007 are as follows:

Deferred tax assets:
Net operating loss	$1,235,000
Less valuation allowance	(1,235,000)
$-

At September 30, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $3,156,000. Federal NOLs could, if unused, begin to expire in 2024. The increase in deferred tax assets in 2007 of $239,000 related to the Company’s 2007 net operating loss which was reduced to $0 due to the Company’s 2007 valuation allowance.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and 2006, the Company had the following transactions with related parties:

As discussed in Note 4, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the nine months ended September 30, 2007, the Company paid Mr. Pescio $150,000 related to these agreements.

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (Cont.)

As further discussed in Note 4, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the nine months ended September 30, 2007, the Company paid Mr. Abbott $11,700 and Mr. Keith $18,300 related to this agreement.

During the nine month ended September 30, 2007 and 2006, the Company incurred consulting fees for services provided by Mr. Earl Abbott and related reimbursed costs totaling $93,434.63 and $162,817, respectively. Of the $93,434.63 incurred in 2007, $67,489.63 related to mining exploration and $25,945, related to general administrative activities. Of the $162,817 incurred in 2006, $107,714 related to mining exploration and $55,103 related to general administrative activities.

During the nine months ended September 30, 2007 and 2006, the Company incurred consulting fees of $15,000 and $10,000, respectively to Mr. George Drazenovic, its Chief Financial Officer. Mr. Drazenovic was not affiliated with the Company until 2006.

During the nine months ended September 30, 2007, Mr. Carl Pescio advanced $730,000 which is unsecured, non-interest bearing and due on demand.

NOTE 9 – PRIVATE STOCK OFFERING

The Company is offering to the general public 1,250,000 units at price per unit of $0.20. Each unit consists of one share of the Company’s stock and a warrant to purchase one-half of one share of the Company’s common stock at a price of $.30 per share. Warrants expire 2 years after date of grant. The Company is deferring all direct costs associated with the offering. Costs will either be charged against the proceeds received through the offering, if the offering is successful, or charged to operations, if the offering is unsuccessful. As of September 30, 2007, deferred offering costs amount to $2,500. No units have been sold as of September 30, 2007.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Tornado Gold International Corporation, unless otherwise indicated. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Corporate History

We were incorporated in Nevada as Nucotec, Inc. on October 8, 2001, in order to serve as a holding company for Salty’s Warehouse, Inc. We disposed of that asset in March 2004 as described herein and changed our name to Tornado Gold International Corp. in July 2004. Prior to March 2004, we operated through Salty’s Warehouse; Since July 2004, we have been an exploration stage company that acquired properties for potential gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our current management, will help us operate successfully. Earl W. Abbott, our officer and director, has extensive data and program management experience; Carl A. Pescio, also one of our directors, has ‘on-the-ground’ prospecting and property knowledge; and George Drazenovic, our director and chief financial officer, has experience in managing the financial functions of public reporting companies. There is, however, no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Effective February 28, 2007, we changed our domicile from Nevada to Delaware. The change of domicile was effected by merging Tornado Gold International Corporation, our wholly-owned subsidiary incorporated for this purpose, into our company, and with our company carrying on as the surviving corporation under the name “Tornado Gold International Corporation”.

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

On May 31, 2004, we entered into four preliminary agreements with a company wholly owned by Mr. Pescio to lease four mining properties. As of April 5, 2005, we finalized those agreements, giving us rights to four properties in Nevada that met our preliminary screening criteria and have begun to undertake our more detailed evaluation process.

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

During October 2005, we entered into ten preliminary agreements with Mr. Carl A. Pescio, one of our directors, to acquire ten mineral properties in Nevada. These properties are comprised of approximately 1,600 claims and are subject to availability and were acquired by us without warranty from Mr. Pescio as to total availability and/or mineral potential. We acquired these properties for $35,000 per property, or $350,000, with a down payment of $50,000 and two payments of $150,000 - one on November 30, 2005, and one on December 30, 2005. We also agreed to issue 100,000 shares of common stock for each property to Mr. Pescio in the form of warrants, options, or other, to be mutually agreed upon.

Claims Acquired in 2006

On August 23, 2006, we entered into an agreement to acquire the Illipah gold prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration for $100,000 and 300,000 shares of our common stock. Under the terms of the purchase agreement, $50,000 was paid upon signing with an additional $50,000 and 100,000 shares of restricted common stock paid and issued on November 21, 2006. An additional 200,000 shares of restricted common stock is to be issued on or before August 23, 2007. We have issued 100,000 shares of restricted common stock and the issuance of the remaining 100,000 shares of restricted common stock has been authorized by our board of directors. Further, we assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent of net smelter returns on all rents and mineral production from the property. We also agreed to pay $48,006.50 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, a director of our company, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller.

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

On September 24, 2007, we entered into a joint venture agreement with Allied Nevada Gold Corp., a company created by Carl Pescio and others to which Carl Pescio assigned all of his interests in 15 separate properties, relating to our joint venture with Allied Nevada Gold Corp. The 15 properties include Brock, Dry Hills, Golconda, Goodwin Hill, HMD, Horseshoe Basin, Illipah, Marr, North Battle Mountain, NT Green, South Lone Mountain, Stargo, Walti, West Whistler and Wilson Peak. Under this joint venture agreement, we are obligated to pay Allied Nevada Gold Corp. $975,000 on or before February 5, 2008. We also agreed to pay $375,000 on or before June 30 of each year for annual property payment on these 15 properties. We also agreed to incur certain minimum amounts on field geologic activities during the earn in period. This agreement also provides that once we expended a total of $1,500,000 on any property, we will have earned a 60% interest in that property. .

Plan of Operations

In July 2006, we closed a financing of US$1,844,000. A substantial portion of the funds have been devoted to the lease costs of our 15 properties. We used a material portion for administrative overhead and future acquisition opportunities. Thus, we currently have approximately $5,500 available for exploration on its current properties over the next 12 months, during which period we will continue to pursue additional financing opportunities to further its exploration and acquisition program.

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

While most properties will be examined and sampled, we will also analyze the results of all previous work that is publicly available for the properties. If we are able to obtain additional financing, we expect that in Spring 2008, we will perform a small amount of drilling on the Jack Creek property. A ranking system will enable us to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will be made available for farm-out or for development at a later date, or dropped all-together from further work.

The following is a list of projects on which, as of the date of this quarterly report, we have decided to focus during the next 12 months. The prioritization of, and the projects themselves, are expected to change depending on funding levels and preliminary sampling results:

Jack Creek. We intend to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. If we are able to obtain additional financing, the intended work in preparation for an intended drill program on the property is expected to be performed in Spring 2008, and, in aggregate, is expected to cost up to approximately $100,000.

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

NT Green. Subject to our ability to obtain further financing, exploration on this property is anticipated to occur during the Spring of 2008 and will focus on delineating drill targets. The property will be prospected by sampling and analysis of mineralized rock. We expect to perform a kinematic structural analysis of the property and expect to produce a more realistic geologic map than those made available in the past. A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity. A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation. In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis.

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

Wilson Peak. A program of kinematic structural analysis, combined with multi-element rock and soil sampling, has been planned for Wilson Peak. Potential drill targets will be sharpened by IP geophysical surveys. Assuming we have raised sufficient funds, permitting and drilling are planned for Spring 2008. We expect that this program will require up to approximately $50,000 for the next 12 months.

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

Result of Operations

For the three month period ended September 30, 2007, compared to the three month period ended September 30, 2006.

Revenue - We have realized no revenues for the three month period ended September 30, 2007 and no revenues for the three month period ended September 30, 2006.

Operating Expenses - For the three month period ended September 30, 2007, our total operating expenses were $91,258 compared to our total operating expenses of $682,641 in the corresponding prior period. Of the $91,258 incurred in the three month period ended September 30, 2007, $21,354 related to our mining exploration, $69,904 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $682,641 incurred in the three month period ended September 30, 2006, $522,978 related to mining exploration, $148,074 related to general and administrative activities, and $11,589 related to our compensation expense on options grants. During the three month period ended September 30, 2007, we accrued $21,794 in interest expenses on notes payable, compared to interest accruing during the three month period ended September 30, 2006, of $21,793. No interest has been paid on notes payable during either period. In the three month period ended September 30, 2007, we also accrued $56,534 in potential liquidating damages relating to our failure to register the underlying shares issued in our July 2006 private offering. We are currently negotiating with our investors to resolve the accrued potential damages.

For the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006.

Revenue - We have realized no revenues for the nine month period ended September 30, 2007 and no revenues for the nine month period ended September 30, 2006.

Operating Expenses - For the nine month period ended September 30, 2007, our total operating expenses were $404,670, compared to our total operating expenses of $1,007,993 in the corresponding prior period. Of the $404,670 incurred in the nine month period ended September 30, 2007, $141,312 related to our mining exploration, $263,358 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $1,007,993 incurred in the nine month period ended September 30, 2006, $604,245 related to mining exploration, $357,392 related to general and administrative activities, and $46,356 related to our compensation expense on options grants. During the nine month period ended September 30, 2007, we accrued $64,671 in interest expenses on notes payable, compared to interest accruing during the nine month period ended September 30, 2006, of $59,531. No interest has been paid on notes payable during either period. In addition, during the nine month period ended September 30, 2007, we accrued $234,739 in potential liquidating damages relating to our failure to register the underlying shares issued in our July 2006 private offering. We are currently negotiating with our investors to resolve the accrued potential damages.

Liquidity and Capital Resources

We had cash totalling $5,715 and prepaid expenses totalling $39,692 as of September 30, 2007, making our total current assets $45,407. We also had mining claims of $2,188,398, computer equipment of $2,380, deferred offering costs of $2,500 and intangible assets of $5,151, making our total assets $2,243,836 as of September 30, 2007. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of September 30, 2007, we had a net working capital deficit of $2,323,292.

Net cash used in operating activities was $360,161 for the nine month period ended September 30, 2007 compared to $841,985 for the nine month period ended September 30, 2006.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

10.19*	Joint Venture Agreement between the registrant and Allied Nevada Gold Corp. made as of September 24, 2007
17.1	Letter of resignation of Earl Abbott as Chief Financial Officer. (Incorporated by reference to our Current Report on Form 8-K filed on March 30, 2006).
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORNADO GOLD INTERNATIONAL CORPORATION

By: /s/ Earl W. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: November 19, 2007

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 19, 2007