Form 10KSB
period 2007-12-31
Tornado Gold International Corp
filed 2008-04-14
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-51163

Tornado Gold International Corporation
(Name of small business issuer in its charter)

Delaware	94-3409645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8600 Technology Way, Suite 118
Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (775) 852-3770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year $Nil

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

30,685,689 common shares @ $0.105 (1) = $3,221,997
(1) Closing prices on April 10, 2008.

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
35,785,689 common shares issued and outstanding as of April 10, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Tornado” mean Tornado Gold International Corporation, unless the context clearly requires otherwise.

Corporate History and Business Overview

We were incorporated in Nevada as Nucotec, Inc. on October 8, 2001, in order to serve as a holding company for Salty’s Warehouse, Inc. We disposed of that asset in March 2004 as described herein and changed our name to Tornado Gold International Corp. in July 2004. Our new management has undertaken to change our business focus. Prior to March 2004, we operated through Salty’s Warehouse; under our new management, we are an exploration stage company that has begun to acquire low-risk, high-grade properties for gold exploration in Nevada. Using the evaluation technique described herein, we hope to acquire properties that will offer new economically viable gold mining properties for resale to entities who will undertake to begin mining operations on those properties. We believe that our technical team, consisting of our new management, will help us operate successfully. Earl W. Abbott, our officer and director, has extensive data and program management experience; and Carl A. Pescio, also one of our directors, has ‘on-the-ground’ prospecting and property knowledge. There is, however, no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In particular, one of our former directors, Stanley B. Keith, has developed what we believe to be a new and unique technological approach for the exploration of certain types of gold deposits; we hope to use this approach to identify suitable properties. Mr. Keith’s approach has been developed over a twenty-year period and has been applied to a large, world-wide database that links specific geochemical signatures of certain types of gold deposits. Even though Mr. Keith is no longer a director of our company, we believe we have acquired sufficient knowledge in this technological approach to identify suitable properties.

We believe that using this methodology can enable us to eliminate properties that would turn out to contain lower-quality gold deposits. Utilizing this geochemical screening methodology, we will seek to operate a successful property-acquisition program that eliminates higher risk properties.

Our Current Business

From 2004 to 2006, we acquired a total of 16 properties comprised of about 44,840 acres, all located in the North Central Nevada area, in several transactions. These 16 properties included Jack Creek, Brock, Dry Hills, Golconda, Goodwin Hill, HMD, Horseshoe Basin, Illipah, Marr, North Battle Mountain, NT Green, South Lone Mountain, Stargo, Walti, West Whistler and Wilson Peak. Under the various lease agreements we entered into respecting these properties, we were obligated to make periodic lease payments to maintain our interests in these properties. On September 24, 2007, we entered into a joint venture agreement with Allied Nevada Gold Corp., a company created by Carl Pescio and others to which Carl Pescio assigned all of his interests in 15 separate properties, relating to our joint venture with Allied Nevada Gold Corp. The 15 properties covered by the joint venture agreement included Brock, Dry Hills, Golconda, Goodwin Hill, HMD, Horseshoe Basin, Illipah, Marr, North Battle Mountain, NT Green, South Lone Mountain, Stargo, Walti, West Whistler and Wilson Peak.

Under the September 2007 joint venture agreement, we were obliged to pay Allied Nevada Gold Crop. $975,000 on or before February 5, 2008. We also agreed to pay $375,000 on or before June 30 of each year for annual property payment on these 15 properties. We also agreed to incur certain minimum amounts on field geologic activities during the earn-in period. This agreement also provides that once we expended a total of $1,500,000 on any property, we will have earned a 60% interest in that property.

Effective January 1, 2008, we entered into a new Exploration and Option to Enter Operating Agreement with Allied Nevada Gold Corp., which superseded the September 2007 joint venture agreement. The 2008 Exploration and Option to Enter Operating Agreement limited the scope of joint ventures between our company and Allied Nevada Gold Corp. to only two properties, namely the Illipah property and the NT Green property.

Pursuant to the 2008 Exploration and Option to Enter Operating Agreement, we paid to Allied Nevada Gold Corp. $100,000 on February 6, 2008 to compensate them for federal annual mining claim maintenance fees, county recording fees and other fees payable for the maintenance of the two properties. Beginning on June 30, 2008 and on June 30 of each succeeding year during the term of the agreement, we also agree to pay $70,000 to Allied Nevada Gold Corp. for the purpose of compensating them for fees payable for the maintenance of these two properties.

Under the 2008 Exploration and Option to Enter Operating Agreement, we also agreed to certain annual expenditure obligations in accordance with the following schedule:

Performance Date	Annual
Amount

On or before December 31, 2008	$150,000
On or before December 31, 2009	$200,000
On or before December 31, 2010	$400,000
On or before December 31 of each succeeding year	$400,000

The 2008 Exploration and Option to Enter Operating Agreement further provides that we have the option to earn and vest an undivided sixty percent (60%) interest in a property and to form a joint venture for the management and ownership of the property when the Company has incurred and paid expenditures in the amount of $1,5000,000 on a particular property.

As a result of the 2008 Exploration and Option to Enter Operating Agreement, we currently have mining claims in three (3) properties and they are the Jack Creek property, the Illipah property and the NT Green property.

After further exploration, our next phases of development will be to advance these properties by identifying and prioritizing the drill targets, evaluating the economic and legal feasibility of drilling those targets, and then actually drilling those targets.

Mining Claims. The properties we hold claims to are described below:

Jack Creek Property - On October 3, 2005, we paid the Bureau of Land Management $30,875 as consideration on the Exploration License and Option to Lease Agreement entered into between the Company and Mr. Earl Abbott, and Stanley Keith to explore 247 claims (nearly 5,000 acres) known as the Jack Creek Property. Mr. Abbott is our president, chief executive officer, and one of our directors, and Mr. Keith was a director of our company at that time. In addition, on August 7, 2006, we acquired an option for 53 additional claims at the Jack Creek Property. The option was acquired from Gateway Gold (USA) Corp. through Messrs. Abbott and Keith.

Under the preliminary terms of this agreement, we were granted a license to explore the property for a period of six-months to determine what claims, if any, we wish to lease. The term of the license is for six-months, but we have the option to extend.

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

NTGreen Property - The NTGreen property is located in central Lander County, Nevada, about 30 miles southwest of the town of Battle Mountain. The property is connected with Battle Mountain via an interstate highway, paved roads, good gravel roads, and finally a system of unimproved, dirt roads. We held a total of 12 unpatented lode mining claims in the form of an option agreement with the claimant, Carl A. Pescio, one of our directors. All of the claims are recorded with the Lander County Recorder and filed with the Bureau of Land Management (“BLM”). The property is subject to a 4% net smelter royalty that may be bought down to a 2% net smelter royalty by the payment of $1,500,000 per one percent. On September 24, 2007, we entered into a joint venture agreement with

Allied Nevada Gold Corp., a company created by Carl Pescio and others to which Carl Pescio assigned all of his interests in, among other things, the NTGreen property, relating to our joint venture with Allied Nevada Gold Corp. Under this joint venture agreement, we were obliged to pay Allied Nevada Gold Crop. $975,000 on or before February 5, 2008. Subsequently, we entered into the 2008 Exploration and Option to Enter Operating Agreement superseding the 2007 joint venture agreement with respect to the NT Green property. This agreement provides that, among other things, once we expended a total of $1,500,000 on this property, we will have earned a 60% interest in this property.

Geological information relating to the NT Green property: upper Paleozoic sedimentary rocks are exposed in an erosional window beneath Tertiary volcanic rocks. The Paleozoic rocks exhibit the characteristics of gold-bearing rocks. A fault structure does traverse onto the NTGreen property. Placer Dome Mining Company is a former operator of the NTGreen property, but no data from their exploration work is in our hands. Low levels of gold as well as associated trace elements are documented from the property by limited surface sampling done by Mr. Pescio.

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

Illipah Prospect - On August 23, 2006, the company entered into an agreement to acquire the Illipah prospect consisting of 191 unpatented mining claims located in White Pine County, Nevada in consideration of $100,000 and 300,000 shares of its common stock. Under the terms of the purchase agreement, $50,000 was paid and 50,000 shares of our common stock were issued upon signing with an additional $50,000 paid and 100,000 shares of restricted common stock issued on November 21, 2006. An additional 200,000 shares of restricted common stock have been issued as agreed to under the agreement. Further, we assumed the seller’s obligations in an underlying exploration and mining lease agreement on the claims, and granted to the seller a production royalty of two percent (2%) of net smelter returns on all rents and mineral production from the property. We also agreed to pay $48,007 to the United States Department of the Interior Bureau of Land Management for mining claim maintenance fees, and be responsible for future annual maintenance and filing fees on the acquired claims and any advanced minimum royalty payments due to Carl Pescio, one of our directors, and Janet Pescio under an August 31, 2001, agreement between the Pescio’s and the seller. On September 24, 2007, we entered into a joint venture agreement with Allied Nevada Gold Corp., a company created by Carl Pescio and others to which Carl Pescio assigned all of his interests in, among other things, the NTGreen property, relating to our joint venture with Allied Nevada Gold Corp. Under this joint venture agreement, we were obliged to pay Allied Nevada Gold Crop. $975,000 on or before February 5, 2008. Subsequently, we entered into the 2008 Exploration and Option to Enter Operating Agreement superseding the 2007 joint venture agreement with respect to the NT Green property. This agreement provides that, among other things, once we expended a total of $1,500,000 on this property, we will have earned a 60% interest in this property.

The Illipah prospect is situation in eastern Nevada at the southern extension of the Carlin Trend. The property consists of one hundred ninety one unpatented federal Bureau of Land Management lode mining claims, approximately 3,820 acres.

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

Employees.

We do not have any employees. We pay our officers, Dr. Abbott and Mr. Drazenovic, consulting fees. We are not a party to any collective bargaining agreements. We do not compensate our directors as employees, but we have agreements with them to issue stock options for their services as our directors. We pay our officers and directors for their mining exploration and administrative services to us as consultants, not as employees, and we also have an assistant who is being paid through a staffing agency.

Facilities.

As of February 11, 2008, our executive, administrative and operating offices were located at 8600 Technology Way, Suite 118, Reno, Nevada, 89521.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our new business operations will be subject to a number of risks and uncertainties, including those set forth below:

Risks Related to Our Company and Our Business

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

Risks Related to Our Securities

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

Item 2.	Description of Property.

Property held by us: As of the date of this annual report on Form 10-KSB, we hold the following properties: Jack Creek Property, NTGreen Property and Illipah Prospect. For detail descriptions of these properties, please see the section entitled “Business” above.

Our facilities: As of the date of this annual report on Form 10-KSB, our executive, administrative, and operating offices were located at 8600 Technology Way, Suite 118, Reno, Nevada, 89521. Our office is leased in six-month terms that automatically renew, at a cost of $1,395 per month, and consists of office space that is approximately 258 square feet. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

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

	Closing Bid
	High	Low
Fiscal Year 2005:
Quarter Ended March 31, 2005	$1.01	$0.75
Quarter Ended June 30, 2005 (before 20% stock dividend through May 24, 2005)	$1.06	$0.80
Quarter Ended June 30, 2005 (after 20% stock dividend from May 25, 2005)	$0.53	$0.51
Quarter Ended September 30, 2005	$0.81	$0.53
Quarter Ended December 31, 2005	$0.84	$0.67
Fiscal Year 2006:
Quarter Ended March 31, 2006	$0.915	$0.50
Quarter Ended June 30, 2006	$1.04	$0.50
Quarter Ended September 30, 2006	$0.85	$0.45
Quarter Ended December 31, 2006	$0.45	$0.18
Fiscal Year 2007
Quarter Ended March 31, 2007	$0.60	$0.21
Quarter Ended June 30, 2007	$0.49	$0.25
Quarter Ended September 30, 2007	$0.30	0.15
Quarter Ended December 31, 2007	$0.20	0.055

As of April 10, 2008, there were approximately 39 holders of record of our common stock.

Options. We have a total of 210,000 exercisable options to purchase shares of our common stock currently outstanding, of which 60,000 were granted in 2004 and 150,000 were granted in 2005. We have 150,000 options outstanding to purchase shares of our common stock at $0.75 per share to a consultant pursuant to a consulting service agreement. Of these 150,000 options, 25,000 options were granted in September 2005 and 125,000 options were granted in December 2005; these 150,000 options expire September 28, 2010. We also granted 60,000 options to purchase shares of our common stock at $0.15 per shares to former employees of the company. In June 2006, former management exercised some of their options to purchase a total of 24,800 shares of the our common stock for $3,720. The remaining options expire in March 2014.

Warrants. We have 625,000 warrants outstanding to purchase shares of our common stock at $0.85 per share. These warrants expire in December 2010. As the result of our July 18, 2006 private placement, we have an aggregate of

6,145,000 additional warrants to purchase our common stock at $0.60 per share. These warrants expire in July 2009. We also have outstanding 5,000,000 special warrants with each special warrant (“Special Warrant”) entitling the holder thereof to acquire one share of common stock without additional consideration. The holder of Special Warrants, in its discretion, may convert one Special Warrant into one share of common stock at any time not later than 10 years from the closing without the tender of any additional consideration. However, the Special Warrants have no voting rights. The Special Warrants shall not be exercisable if, after giving effect to any such purported exercise, the holder, together with any affiliate thereof (including any person or company acting jointly or in concert with the holder) (the “Joint Actors”) would in the aggregate beneficially own, or exercise control or direction over, that number of our voting securities that is 9.99% or greater of the total of our issued and outstanding voting securities, immediately after giving effect to such exercise; provided, however, that upon the holder providing our company with sixty-one (61) days’ notice that such holder would like to waive this provision with regard to any or all shares of common stock issuable upon exercise of the warrants, this provision will be of no force or effect with regard to all or a portion of the warrants referenced in the Waiver Notice.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On April 1, 2008, we issued 2,272,500 shares of our common stock to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to a release and settlement agreement we entered into with the non-U.S. person to release our company from liquidated damage provisions contained in a registration rights agreement we entered into with the non-U.S. person for a previous private placement. We issued these shares of our common stock in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 15, 2008, we issued 3,201,663 shares of our common stock to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to conversions of convertible promissory notes previously issued to these two non-U.S. persons. We issued these shares of our common stock in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 9, 2007, we issued 200,000 shares of our common stock to one accredited investor pursuant to an agreement we entered into with the accredited investor to acquire rights to the Illipah prospect. We issued these shares of our common stock in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

On July 18, 2006, we sold an aggregate of approximately 6.15 million units of our securities to a limited number of accredited investors or non-U.S. persons in a private placement. Unless otherwise stated, each unit consisted of one share of common stock and one warrant to purchase one share of common stock (“Regular Warrant”). The purchase price was $0.30 per unit, for an aggregate amount of approximately $1.84 million. The Regular Warrants have an exercise period of three years and an exercise price of $0.60 per share. Included in the 6.15 million units are five million units consisting of five million special warrants (“Special Warrants”) and an equivalent number of Regular Warrants issued to one investor. Each Special Warrant converts into one share of common stock not later than 10 years from the closing without the tender of any additional consideration. The Special Warrants have no voting rights. The securities sold by the us in this private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S or Regulation D promulgated thereunder.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Item 6.	Management Discussion and Analysis.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

In July 2006, we closed a financing of US $1,844,000. A substantial portion of the funds have been devoted to the lease costs of our properties. We also spent a material portion for administrative overhead and future acquisition opportunities. Thus, we have approximately, $3,500 available for exploration on its current properties and general and administrative expenses over the next 12 months, during which period we will continue to pursue additional financing opportunities to further its exploration and acquisition program.

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

While most properties will be examined and sampled, we will also analyze the results of all previous work that is publicly available for the properties. We currently expect that in Spring 2009, we will perform a small amount of drilling on the Jack Creek property. A ranking system will enable us to decide which properties will undergo detailed work and drill at the earliest opportunity. The remaining properties will be made available for farm-out or for development at a later date, or dropped all-together from further work.

The following is a list of projects on which we have decided to focus during the next 12 months. The prioritization of, and the projects themselves, are expected to change depending on funding levels and preliminary sampling results:

Jack Creek. We intend to undertake geological and structural analysis, as well as soil sampling and geophysical surveys, on this property, located in the Independence Mountains mining district about 50 miles north of Elko, Nevada. If we are able to obtain additional financing, the intended work is in preparation for an intended drill program on the property currently expected to be performed in Spring 2008, which, in aggregate, is expected to cost up to approximately $100,000.

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

NT Green. Subject to our ability to obtain further financing, exploration is currently anticipated to occur during the Spring of 2009 and will focus on delineating drill targets. The property will be prospected by sampling and analysis of mineralized rock. We expect to perform a kinematic structural analysis of the property and expect to produce a more realistic geologic map than those made available in the past. A soil geochemistry program will aid in identifying favorable fault structures and intersections, as well as the centers of the most active hydrothermal activity. A pluton vectoring study is expected to be performed by analysis of all intrusive rocks and their interpretation. In addition, an airborne magnetic survey is expected to be performed over the property to aid in the discovery of dikes and sills and to aid in the mapping and structural analysis. It is intended that by the Spring of 2008, we will have identified targets for permitting and drilling. We expect that it will cost up to approximately $100,000 to complete this program; however, that amount may vary depending on preliminary results.

Our forecast for our operations involves risks and uncertainties, and actual results could fail as a result of a number of factors. We will need to raise additional capital to exploit our properties. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all and if adequate funds are not available. Our ability to continue or expand our operations may be significantly hindered. We have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

The projects described above will be managed by Dr. Earl Abbott. Dr. Abbott holds a Ph.D degree in geology from Rice University where he studied the tectonics of the western U.S. He has spent 34 years exploring for mineral deposits, 26 of them for gold in Nevada, and, with Carl Pescio, he managed an exploration program in Nevada in 1981 resulting in the acquisition of 3 gold ore bodies that were mined profitably. Over his career, Dr. Abbott has consulted to the mining industry and has been an officer and director of several junior mining companies. Dr. Abbott is a Certified Professional Geologist by the American Institute of Professional Geologists (AIPG) and past President of the Nevada Chapter. He is also a member and past President of the Geological Society of Nevada (GSN), the Nevada Petroleum Society (NPS), and the Denver Region Exploration Geologists Society (DREGS); and he is a member of the Society of Economic Geologists (SEG), the Society for Mining, Metallurgy, and Exploration (SME), the Geological Society of America (GSA), the Northwest Mining Association (NWMA), the British Columbia & Yukon Chamber of Mines, and the Prospectors and Developer Association of Canada (PDAC). Dr. Abbott is a Qualified Person under the rules of National Instrument 43-101.

We expect to utilize the services of various third-party geological professionals to assist with the various projects. The number of consultants will depend on our initial exploratory results and funding levels. No plans are in place for a significant change in the number of full-time personnel.

Product Research and Development

We do not intend to conduct any research and development over the twelve months ending December 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2008.

Result of Operations

For the year ended December 31, 2007, compared to the year ended December 31, 2006

Revenue - We have realized no revenues for the year ended December 31, 2007 and no revenues for the year ended December 31, 2006.

Operating Expenses - For the year ended December 31, 2007, our total operating expenses were $2,170,629, compared to our total operating expenses of $1,264,273 in the corresponding prior period. Of the $2,170,629 incurred in the year ended December 31, 2007, $167,957 related to our mining exploration, $341,322 related to general and administrative activities, $Nil related to our compensation expense on option grants and $1,661,350 resulted from loss from abandonment of mining claims. Of the $1,264,273 incurred in the year ended December 31, 2006, $705,286 related to mining exploration, $512,630 related to general and administrative activities, and $46,356 related to our compensation expense on options grants. During the year period ended December 31, 2007, we accrued $249,975 in liquidated damages for breach of a registration rights agreement and $94,375 in interest expenses on notes payable, compared to interest accruing during the year ended December 31, 2006, of $81,326. No interest has been paid on notes payable during either period. On

Of the $167,957 that we incurred in our mining operations during the year ended December 31, 2007, $61,819 relates to technical consulting services rendered by our President. Of the $341,322 that we incurred in general and administrative expenses during the year ended December 31, 2007, $38,685 relates to services rendered by our President. Of the $100,504 in total fees charged by our President, $53,344 was still owed to him at December 31, 2007. Other notable general and administrative expenses incurred for the year ended December 31, 2007 include investor relations of $126,563, accounting fees of $27,530, legal fees of $70,542, and rent expense of $16,757.

	For the Year Ended
	December 31,
	2007	2006
Professional fees: Legal fees	$70,542	$136,005
Administrative Fee: E Abbott	38,685	51,350
Investor Relations	$126,563	105,288
Professional fees: Accounting fees	27,529	39,498
Administrative Fee: G. Drazenovic	Nil	50,000
Insurance	6,499	4,811
Employee leasing	6,987	11,554
Travel	26,167	59,235
Advertising	Nil	2,500
Rent	16,757	18,888
Consulting fees	Nil	16,649
Stock Transfer Fees	3,797	1,275
Depreciation	3,397	111
Telephone	9,582	3,071
Office expense	4,405	11,169
Dues and subscriptions	180	912
Bank fees	72	144
Taxes and licenses	160	170
	$341,322	$512,629

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

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents totaling $3,566 as of December 31, 2007, and had prepaid expenses totaling $14,008, making our total current assets $17,574. We also had mining claims of $581,048, computer equipment of $2,104, deferred offering costs of $2,500 and intangible assets of $4,578, making our total assets $607,804 as of December 31, 2007. As of that date, our available cash and cash equivalents were not sufficient to pay our day-today expenditures or to effectuate our business plan. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of December 31, 2007, we had a net working capital deficit of $2,426,991.

Net cash used in operating activities was $764,685 for the year ended December 31, 2007 compared to $1,144,404 for the year ended December 31, 2006.

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

Going Concern

We have historically incurred losses and have incurred losses of $2,514,979 for the year ended December 31, 2007. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock Based Compensation

We account for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. During 2007 and 2006, we recognized no compensation expense under SFAS No. 123R as no options were issued to employees during these two periods (See Note 6).

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

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Loss per Share

We report earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2007 were 160,200 options, 11,795,000 warrants, and $1,030,815 of debt convertible into 2,477,283 shares of the our common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 44,753,559 and 37,704,029 for the year ended December 31, 2007 and 2006, respectively.

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

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

We are currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated April 9, 2008

Audited Balance Sheets as at December 31, 2007 and December 31, 2006

Audited Statements of Operations for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Statements of Changes in Stockholders' Equity (Deficiency) for the period from March 19, 2004 (Date of Inception) to December 31, 2007

Audited Statements of Cash Flows for the year ended December 31, 2007 and for the year ended December 31, 2006

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Tornado Gold International Corporation, Reno, Nevada

We have audited the accompanying balance sheet of Tornado Gold International Corporation (An Exploratory Company) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and during the Company’s exploratory stage (March 19, 2004 through December 31, 2007). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tornado Gold International Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from March 19, 2004 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of material revenue, has incurred a net loss from continuing operations of $2,514,979 for the year ended December 31, 2007, had negative working capital of $2,426,991, and had an accumulated deficit since its inception of $5,444,162, all of which raise a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben CPA
An Accountancy Corporation
Torrance, California
April 9, 2008

Tornado Gold International Corporation
(An Exploratory Stage Company)
BALANCE SHEET

December 31
ASSETS	2007
CURRENT ASSETS
Cash and cash equivalents	$3,566
Prepaid Expenses	14,008

TOTAL CURRENT ASSETS	17,574

PROPERTY AND EQUIPMENT,
Mining claims	581,048
Computer equipment, net	2,104

OTHER ASSETS
Deferred offering costs	2,500
Intangible assets	4,578

TOTAL ASSETS	$607,804

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$68,344
Accounts payable - others	110,043
Accrued expenses	249,975
Loan Payable - related party	730,000
Notes payable and accrued interest	132,011
Convertible debt and accrued interest payable, net of discount	1,154,192
TOTAL CURRENT LIABILITIES	2,444,565

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 30,311,526 shares issued and outstanding	30,312
Additional paid in capital	2,077,507
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(4,739,169)
Subscribed warrants	1,500,000
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	(1,836,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607,804

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corporation
(An Exploratory Stage Company)
STATEMENTS OF OPERATIONS

			From
			March 19,
			2004
	For the Year Ended		through
	December 31		December 31,
	2007	2006	2007

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	-	46,356	68,765
Mining exploration expenses	167,957	705,287	1,329,175
General and administrative expenses	341,322	512,630	1,160,405
Loss on abandonment of mining claims	1,661,350	-	1,661,350
TOTAL OPERATING EXPENSES	2,170,629	1,264,273	4,219,695

LOSS FROM OPERATIONS	(2,170,629)	(1,264,273)	(4,219,695)

OTHER INCOME (EXPENSE)
Accrued potential damages on breach of contract	(249,975)	-	(249,975)
Interest expense	(94,375)	(81,326)	(269,499)
TOTAL OTHER INCOME (EXPENSE)	(344,350)	(81,326)	(519,474)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,514,979)	(1,345,599)	(4,739,169)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(2,514,979)	$(1,345,599)	$(4,739,169)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.05)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	30,111,526	29,360,954

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corporation
(An Exploratory Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
				Additional		During the		Sub-
				Paid-in	Accumulated	Exploratory	Subscribed	scription
	Date	Shares	Amount	Capital	Deficit	Stage	Warrant	Receivable	Total

Balance, December 31, 2003		2,486,299,200	$2,486,299	$-	$(2,574,457)	$-	$-	$-	$(88,158)

Redemption of shares for Saltys	3/19/04	(2,091,093,840)	(2,091,094)	-	2,087,402	-	-	-	(3,692)
Redemption of shares for cash	3/19/04	(375,563,760)	(375,564)	-	(194,436)	-	-	-	(570,000)
Issuance of shares for cash	3/19/04	34,372,800	34,373	-	(24,373)		-	-	10,000
Fair value of options granted to consultants	3/19/04	-	-	4,540	-	-	-	-	4,540
Gain on settlement of notes	4/15/04	-	-	49,309	-	-	-	-	49,309
Net income (loss)		-	-	-	871	(261,732)	-	-	(260,861)

Balance, December 31, 2004		54,014,400	54,014	53,849	(704,993)	(261,732)	-	-	(858,862)

Conversion of notes payable and accrued interest
into shares of common stock	4/15/05	1,325,126	1,325	1,102,946	-	-	-	-	1,104,271
Redemption of shares for cash	4/15/05	(27,172,800)	(27,172)	19,266	-	-	-	-	(7,906)
Issuance of shares for cash	12/13/05	625,000	625	499,375	-	-	-	(418)	499,582
Fair value of options granted to consultants	Various	-	-	17,869	-	-	-	-	17,869
Net loss		-	-	-	-	(616,859)	-	-	(616,859)

Balance, December 31, 2005		28,791,726	28,792	1,693,305	(704,993)	(878,591)	-	(418)	138,095

Exercise of options	6/6/06	24,800	25	3,695	-	-	-		3,720
Issuance of shares for cash	7/16/06	1,145,000	1,145	342,355	-	-	-	-	343,500
Prepaid Warrants for 5,000,000 common shares	7/16/06	-	-	-	-	-	1,500,000	-	1,500,000
Offering costs	7/16/06	-	-	(173,404)	-	-	-	-	(173,404)
Shares issued as part consideration for mining claim	8/24/06	50,000	50	33,500	-	-	-	-	33,550
Shares issued as part consideration for mining claim	11/23/06	100,000	100	32,900	-	-	-	-	33,000
Fair value of options granted to consultants	Various	-	-	46,356	-	-	-	-	46,356
Net loss		-	-	-	-	(1,345,599)	-	-	(1,345,599)

Balance, December 31, 2006		30,111,526	30,112	1,978,707	(704,993)	(2,224,190)	1,500,000	(418)	579,218
Shares issued as part consideration for mining claim	8/27/07	200,000	200	53,800	-	-	-	-	54,000
Beneficial conversion feature of convertible debenture		-	-	45,000	-	-	-	-	45,000
Net loss		-	-	-		(2,514,979)	-	-	(2,514,979)

Balance, December 31, 2007		30,311,526	30,312	2,077,507	(704,993)	(4,739,169)	1,500,000	(418)	(1,836,761)

The accompanying notes are an integral part of these financial statements

Tornado Gold International Corporation
(An Exploratory Stage Company)
STATEMENTS OF CASH FLOWS

			From
			March 19, 2004
	For the Year Ended		through
	December 31		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,514,979)	$(1,345,599)	$(4,739,169)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of mining claims	1,318,475		1,318,475
Value of options and warrants granted for services	-	46,356	68,765
Amortization	2,289	-	2,289
Depreciation	1,108	111	1,219
Changes in:
Prepaid expenses and other current assets	(14,008)	6,395	(9,008)
Deferred offering costs		-	-
Accounts payable	98,080	67,007	253,489
Accrued expenses	249,975	-	249,975
Notes payable	94,375	81,326	188,388
Net cash used in operating activities	(764,685)	(1,144,404)	(2,665,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(163,375)	(1,091,265)	(1,778,973)
Purchase of equipment	(1,980)	(1,343)	(3,323)
Website design costs	-	(6,868)	(6,868)
Net cash used in investing activities	(165,355)	(1,099,476)	(1,789,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	792,000	649,838	2,897,816
Proceeds from issuance of common stock	-	347,220	856,802
Proceeds from subscribed warrants	-	1,500,000	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	-	(577,906)
Offering costs	(2,500)	(173,405)	(175,905)
Net cash provided by financing activities	789,500	2,323,653	4,458,307

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(140,540)	79,773	3,566

CASH AND CASH EQUIVALENTS, Beginning of year	144,106	64,333	-

CASH AND CASH EQUIVALENTS, End of year	$3,566	$144,106	$3,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:

In 2007, the Company issued convertible notes on which the Company recognized a beneficial conversion feature of $45,000 which was charged as a discount to the underlying face value of the obligations and a credit to equity (See Note 7).

In connection with the acquisition of the Illipah claims, the Company issued 200,000 shares of its common stock (See Note 4). The shares were valued at $54,000.

In 2006, the Company issued 150,000 shares of its common stock under its purchase agreement of the Illipah mining claims. The 150,000 shares were valued at $66,550, the fair value of the shares on date of issuance.

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORPORATION
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corporation (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corporation (the "Company"). The Company is currently in the exploratory stage as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 and has been March 19, 2004, when it changed its principal activity to the exploration of mining properties for future commercial development and production (See Note 3). On February 14, 2007, the Company changed its domicile from Nevada to Delaware.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended December 31, 2007 of $2,514,979, had negative working capital of $2,426,991, and had an accumulated deficit since its inception of $5,444,162. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During 2007 and 2006, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during these two periods (See Note 6).

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, the Company did not deem any of its long-term assets to be impaired.

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

Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2007, the Company had net capitalized costs of $4,578 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the year ended December 31, 2007 and 2006 amounted to $2,289 and $0, respectively.

A schedule of amortization expense for the three years ending December 31, 2009 is as follows:

December 31, 2008	$2,289
December 31, 2009	2,289
$4,578

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of December 31, 2007 were 160,200 options, 11,795,000 warrants, and $1,030,815 of debt convertible into 2,477,283 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 44,753,559 and 37,704,029 for the year ended December 31, 2007 and 2006, respectively.

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

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

NOTE 3 – COMPUTER EQUIPMENT

A summary of computer equipment at December 31, 2007 is as follows:

Computer equipment	$3,323
Accumulated depreciation	(1,219)
$2,104

Depreciation expense for the year ended December 31, 2007 and 2006 amounted to $1,108 and $111, respectively.

NOTE 4 - MINING CLAIMS

Illiipah and NT Green

As of January 2007, the Company leased 16 mining properties of which 15 was leased from Mr. Carl Pescio, a former director of the Company, and one property owned by the Company’s president and another director. Mr. Pescio transferred the 15 properties he owned to Allied Nevada Gold Holdings, LLC (“Allied”). In 2007, the Company was in breach of its lease of the 15 properties and entered into an agreement with Allied effective January 1, 2008, whereby the Company returned all mining properties leased with the exception of the Illipah and NT Green claims. The Company charged off to operations in 2007 the capitalized cost of the abandoned properties totaling $1,661,350. The new agreement has a term of five year. Under the agreement, the Company is responsible to pay a 2% overriding royalty on the net smelter returns from the production of the minerals on the Illipah claim. The agreement also requires the Company to incur exploration and development expenses as follows:

On or before December 31, 2008	$150,000
On or before December 31, 2009	$200,000
On or before December 31, 2010 and
December 31, of each succeeding
year during the term of the agreement	$400,000

The agreement provides for a credit for previous expenditures incurred on these two properties of no more than $250,000 per property. In addition, the Company agreed to pay Allied $100,000 on February 6, 2008, and pay $70,000 on June 30 of each and succeeding year during the term of this agreement. The annual payment will be adjusted if on or before June 30, of any year during the term of the agreement, Company notifies Allied of its intent to surrender any of the unpatented mining claims subject to the agreement. The agreement further provides that the Company has the option to earn and vest an undivided sixty percent (60%) interest in a property and to form a joint venture with Allied for the management and ownership of the property when the Company has incurred and paid expenditures in the amount of $1,500,000 on a particular property.

Pursuant to the Company’s agreement on the lease of Illipah, the Company issued 200,000 shares of its common stock on August 27, 2007. The shares were valued at $54,000 and were included mining claims as reflected in the Company’s balance sheet.

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

NOTE 5 – ACCRUED LIABILITY

Pursuant to the terms of the Company’s 2006 private offering, it was required file a registration statement to register the shares issued in the offering. The registration statement has not been filed and pursuant to the terms of the offering, the Company is subject to penalties which accrue until the shares are registered. The Company and the investors entered into a settlement agreement in March 2008, whereby the investors waived all penalty assessment in consideration for the receiving 2,272,500 shares of the Company’s common stock. The amount of penalty accrued and charge to operations in 2007 were capped at $249,975 which equals the fair value of the shares issued on the settlement date. The 2,272,500 shares were issued on April 1, 2008.

NOTE 6 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matured on December 31, 2006. Accrued interest related to this note as of December 31, 2007 amounted to $20,011. The principal and accrued interest was not paid as of December 31, 2006 and is now in default.

In May 2007, the Company borrowed $12,000 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

During 2007, the Company borrowed a total of $730,000 from Mr. Carl Pescio. The loans are non-interest bearing and due on demand.

NOTE 7 – CONVERTIBLE DEBT

From August 9, 2005 to October 5, 2005, the Company borrowed a total of $330,978 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2007. Accrued interest related to these notes as of December 31, 2007 amounted to $61,632. Principal and accrue interest are convertible into common shares of the Company’s common stock at a conversion price of $.40 per share. See Note 12, Subsequent Events.

During the year ended December 31, 2006, the Company borrowed a total of $649,838 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on December 31, 2007. Accrued interest related to these notes as of December 31,

2007 amounted to $98,835. Principal and accrued interest are convertible into common shares of the Company’s common stock at a conversion price of $.40 per share. See Note 12, Subsequent Events.

During the year ended December 31, 2007, the Company borrowed a total of $50,000 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on the anniversary date of the two loans. Accrued interest related to these notes as of December 31, 2007 amounted to $663. Principal and accrued interest are convertible into common shares of the Company’s common stock at a conversion price of $..05 per share.

As the conversion price is less then the trading price of the shares on the loan date, the Company recognized beneficial conversion features on each loan totaling $45,000. The $45,000 is an offset to the amount borrowed and is being charged to interest over the term of the debt. For 2007, the Company charged $7,246 to interest expense. The remaining balance of $37,754 will be fully charged to operations in 2008, when the loans mature.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

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

In the fourth quarter of 2006, the Company issued 100,000 shares of its common stock in connection with the purchase of its Illipah mining claims. The shares were valued at $33,000 which represents the shares market value on date of issuance. The $33,000 was capitalized and included in the costs mining claims. In August 2007, the Company issued 200,000 shares of its common stock relating to the original Illipah lease. The shares were valued at $54,000.

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

In connection with the July 2006 common stock offering and granting of warrants, the Company agreed to register all common shares relating to the offering with the Securities and Exchange Commission within 180 days of receiving the proceeds from the offering. Under the terms of the Registration Rights Agreement, the investors are entitled to liquidating damages in an amount equal to 1% of the aggregate amount invested for each 30- day period or pro rata for any portion thereof, in which a registration statement was not declared effective by the Securities Exchange Commission. In March 2008, the Company entered into a settlement agreement whereby in exchange for issuing 2,272,500 shares of the Company’s common stock, the Company is relieved of its obligations under the liquidated damages provision of the Registration Rights Agreement.

The following table summarizes the options and warrants outstanding at December 31, 2007:

	Options/	Weighted Average
	Warrants	Exercise
	Outstanding	Price

Balance - December 31, 2004	60,000	$.1500
Granted	775,000	$.8306
Exercised	-
Forfeited	-
Balance - December 31, 2005	835,000	$.7817
Granted	11,145,000	$.4654
Exercised	(24,800)	$(.1500)
Forfeited	-
Balance – December 31, 2006	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – December 31, 2007	11,955,200	$.4886

All of the above options and warrants are exercisable at December 31, 2007.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Net operating loss	$1,851,000
Less valuation allowance	(1,851,000)
$-

At December 31, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $5,444,000. Federal NOLs could, if unused, begin to expire in 2024. The increase in deferred tax assets in 2007 of $1,851,000related to the Company’s 2007 net operating loss which was reduced to $0 due to the Company’s 2007 valuation allowance. Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by various income tax codes and regulations.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and 2006, the Company had the following transactions with related parties:

As discussed in Note 4, the Company entered into agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the year ended December 31, 2007, the Company paid Mr. Pescio $150,000 related to these agreements.

As further discussed in Note 4, the Company entered into an agreement with Messrs. Abbott and Keith to acquire certain mining properties. During the year ended December 31, 2007, the Company paid Mr. Abbott $11,700 and Mr. Keith $18,300 related to this agreement.

During the year ended December 31, 2007 and 2006, the Company incurred consulting fees for services provided by Mr. Earl Abbott and related reimbursed costs totaling $100,504 and $118,550, respectively. Of the $100,504 incurred in 2007, $61,819 related to mining exploration and $38,685, related to general administrative activities. Of the $118,550 incurred in 2006, $67,200 related to mining exploration and $51,350 related to general administrative activities.

During the year ended December 31, 2006, the Company incurred consulting fees of $50,000 to Mr. George Drazenovic, its Chief Financial Officer. Mr. Drazenovic was not affiliated with the Company until 2006.

During the year ended December 31, 2007, Mr. Carl Pescio advanced $730,000 which is unsecured, non-interest bearing and due on demand.

NOTE 11 – PRIVATE STOCK OFFERING

The Company is conducting a private placement offering of 1,250,000 units of its securities at the price per unit of $.20. Each unit consists of one share of the Company’s stock and a warrant to purchase one-half of one share of the Company’s common stock at a price of $.30 per share. Warrants expire 2 years after date of grant. The Company is deferring all direct costs associated with the offering. Costs will either be charged against the proceeds received through the offering, if the offering is successful, or charged to operations, if the offering is unsuccessful. As of December 31, 2007, deferred offering costs amount to $2,500. No units have been sold as of December 31, 2007.

NOTE 12 - SUBSEQUENT EVENTS

On March 28, 2008, the Company issued 3,201,663 shares of its common stock in consideration for the cancellation of $1,280,641 of indebtedness.

On April 7, 2008, the Company issued 2,272,500 shares of its common stock in consideration for the release of the accruing damages relating to its failure to register certain shares pursuant to the terms of a previous private stock offering. See Note 4.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed fiscal year. Based on their evaluation of our disclosure controls and procedures, our principal executive officer and our principal financial officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

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

NAME	AGE	POSITION	DATE FIRST ELECTED OR APPOINTED
Earl W. Abbott	65	President, Chief Executive Officer,	April 1, 2004
		Secretary, Director
George J. Drazenovic	37	Chief Financial Officer	Appointed as CFO as of March 28,
			2006; Elected as a director as of
			January 24, 2007
Carl A. Pescio	55	Director	April 1, 2004
Larry D. Kornze	60	Director	December 13, 2007
Ernestine Chan	36	Director	December 13, 2007

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Dr. Earl W. Abbott was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director in March 2004. He resigned as our Chief Financial Officer in March 2006 when Mr. Drazenovic was appointed as Chief Financial Officer. Dr. Abbott is a senior geologist and Qualified Person with 35 years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2004 to 2006, Dr. Abbott has been the President and remains a Director of Big Bar Gold Corp., a company reporting on a Canadian exchange. From 2004 to present, Dr. Abbott has been President and Director of AAA Energy Inc., a company reporting on a U.S. exchange. From 2007 to presen, Dr. Abbott has been a Director of Desert Gold Ventures, a company reporting on a Canadian exchange; and from 1999 to present, Dr. Abbott has served as the president of King Midas Resources Ltd., a private Canadian company he founded, which has acquired U.S. and Mexican gold properties. From 1982 to the present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada and Utah. From 1978 to 1982, he was a district geologist for Energy Reserves Group, Inc., where he opened and managed the Reno District exploration office and managed more than twenty projects, which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1985, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska; and from 1971 to 1975, Dr. Abbott was a project geologist for Continental Oil Company, where he supervised uranium exploration rotary drilling programs in Wyoming.

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

Mr. George Drazenovic was appointed as our Chief Financial Officer on March 28, 2006 and a director of our company on January 24, 2007. Since October 18, 2006 Mr. Drazenovic has served as the Chief Financial Officer, Treasurer, Secretary and Director of Sun Cal Energy Inc. Since March 28, 2006 Mr. Drazeanovic has served as the Chief Financial Officer of Tornado Gold International Corporation. Since, January 24, 2007 he has also served as a director of Tornado Gold International Corporation. From 2001 to 2005, Mr. Drazenovic was the Financial Manager, Engineering Services for BC Hydro. From 1995 to 2000, Mr. Drazenovic was the Manager – Accounting for Queensboro Investments. Mr. Drazenovic earned his Bachelor of Arts in Economics from the University of British Columbia in 1991, a Diploma in Financial Management from the British Columbia Institute of Technology in 1993, and a Masters of Business Administration in Finance from the University of Notre Dame in 2001. He also obtained licensing as a Certified General Accountant in 1997 and is a CFA Charter holder (Chartered Financial Analyst) since 2001. Mr. Drazenovic is a member of the Certified General Accountants of British Columbia and the Vancouver Society of Financial Analysts. From 2006 to January 2008, Mr. Drazenovic served as a director of Oramed Pharmaceuticals Inc., a company with its common stock quoted on the OTC Bulletin Board. Mr. George Drazenovic is also currently a director and CFO of Sun Cal Energy Inc., a company with its common stock quoted on the OTC Bulletin Board.

Mr. Carl A. Pescio is a director of ours. Mr. Pescio is a geologist offering more than 30 years of experience in the mining resource sector. In 1974, Mr. Pescio graduated from the University of Nevada with a Bachelor of Science in Geology. After graduating, Mr. Pescio joined Kennecott Copper Corp. as a geologist. Since 1975, Mr. Pescio has worked for numerous other natural resource companies in various positions, including: Geologist, Chief Geologist, Geological Engineer, Mine Manager, and Vice President of Exploration. Mr. Pescio’s tenure with Alta Gold between 1987 and 1991 as Vice-President of Mining and Exploration led to his interest and focus on exploration for precious metal deposits in the Nevada gold trends. Since 1991, he has focused his efforts on acquiring properties with potential for deposits large enough to interest the major mining companies in the area. In 2007, Mr. Pescio participated in forming and is a Director of Allied Nevada Gold Corp., a company reporting on Canadian and U.S. exchanges Except as otherwise stated, Mr. Pescio is not an officer or director of any other reporting company.

Ms. Ernestine Chan was appointed as a Director of the company on December 13, 2007. Ms. Chan has over 13 years' of progressive experience in the Banking/ Finance industry in both Vancouver and Hong Kong in the areas of Corporate Finance, Treasury, Equity Research, Investment/ Fund Management, Financial Modeling, Credit Analysis, Valuation and Project Management. Her breadth of experience was gained from various settings from the big banks to small brokerage/ private equities/ Venture Capital companies. Ernestine is active in her profession and volunteers on boards such as the CFA Vancouver, Treasury Management Association of Canada, HK-Canada Business Association, the SFU and UBC Finance Clubs and political parties. She maintains an extensive network of professionals and executives in the industry. In addition, she teaches Corporate Finance & Investment classes at local institutions and CFA exam prep courses. Ernestine earned her Bachelor of Commerce (Finance & Urban Land Economics) from UBC and her MBA from the Schulich School of Business at York University. She holds the CFA (Chartered Financial Analyst) and CMA (Certified Management Accountant) designations.

Committees of the Board

Audit Committee

We do not have an audit committee, our entire board of directors performs the functions of an audit committee. The current size of our board of directors does not facilitate the establishment of a separate committee. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nominating Committee

We do not have a nominating committee, our entire board of director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors.

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

Compensation Committee

We do not have a compensation committee.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our sole director, executive officers, promoters or control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

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

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Earl Abbott, President (CEO), Secretary, & Treasury	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	100,504 (1) 188,584(2) 89,950(3)	100,504 188,584 89,950
George Drazenovic, CFO	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil (4) 50,000 (4) Nil	Nil 50,000 Nil

(1) Dr. Abbott’s 2007 compensation amounted to $100,504 of which $53,344 was still due him as of December 31, 2007. Of the $100,504, $61,819 related to mining exploration and $38,865 related to administrative services.

(2) Dr. Abbott received a total of $118,550 for consulting services during the year ended December 31, 2006, of which $67,200 related to mining exploration and the remaining $51,350 related to general administrative services. In addition, during 2006, Dr. Abbott was reimbursed $70,034, of which $39,879 related to exploration and $30,155 for travel and other administrative expenses.

(3) Dr. Abbott received a total of $89,950 for consulting services during the year ended December 31, 2005, of which $61,775 related to mining exploration and the remaining $21,875 related to general administrative services. In addition, during 2005, Dr. Abbott was reimbursed $25,609 for travel and other company-related expenses.

(4) During the year ended December 31, 2006, the Company incurred consulting fees to Mr. George Drazenovic, its Chief Financial Officer, $50,000. Of the $50,000, $15,000 was still due Mr. Drazenovich as of December 31, 2007. Mr. Drazenovic was not affiliated with the Company until 2006. For the year ended December 31, 2007, Mr. George Drazenovic did not charge the company consulting services.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 10, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	Earl W. Abbott 8600 Technology Way, Suite 118, Reno, Nevada, 89521	3,600,000	10.06%
Common	Carl Pescio 8600 Technology Way, Suite 118, Reno, Nevada, 89521	1,500,000	4.19%
Common	All Officers and Directors as a group	5,100,000	14.25%

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

(2)	Calculated based upon our 35,785,689 issued and outstanding shares as of April 10, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest:

During the year ended December 31, 2007 and 2006, the Company had the following transactions with related parties:

From 2004 to 2006, we entered into various agreements with a company owned by Mr. Carl Pescio, a Director of the Company, to acquire mining claims. During the year ended December 31, 2007, we paid Mr. Pescio $150,000 related to these agreements.

In 2005, we entered into an agreement with Messrs. Abbott and Keith (a former director of our company) to acquire certain mining properties. During the year ended December 31, 2007, we paid Mr. Abbott $11,700 and Mr. Keith $18,300 related to this agreement.

During the year ended December 31, 2007 and 2006, we incurred consulting fees for services provided by Mr. Earl Abbott and related reimbursed costs totaling $100,258 and $118,550, respectively. Of the $100,258 incurred in 2007, $71,630 related to mining exploration and $28,628, related to general administrative activities. Of the $118,550 incurred in 2006, $67,200 related to mining exploration and $51,350 related to general administrative activities.

During the year ended December 31, 2006, we incurred consulting fees of $10,000 to Mr. George Drazenovic, our Chief Financial Officer. Mr. Drazenovic was not affiliated with our company until 2006.

During the year ended December 31, 2007, Mr. Carl Pescio advanced $730,000 which is unsecured, non-interest bearing and due on demand.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description of Exhibit
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

10.2	Consulting Agreement with Carl Pescio. (Incorporated by reference to Exhibit 10.12 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.3	Consulting Agreement with Earl Abbott. (Incorporated by reference to Exhibit 10.13 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.4	Mining Lease and Option to Purchase Agreement - NT Green. (Incorporated by reference to Exhibit 10.16 of our Amended Annual Report for 2004 filed on September 1, 2005).

10.5	Letter Agreement with Carl Pescio dated November 10, 2005. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 14, 2005).

10.6	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 24, 2006).

10.7	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 24, 2006).

10.8	Form of Registration Rights Agreement. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 24, 2006).

10.9	Form of Special Warrant. (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 24, 2006).

10.10

Exploration License and Option to Lease Agreement, effective as of October 1, 2005, including, as Exhibit B thereto, Mining Lease and Option to Purchase Agreement, entered on or about April 1, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 7, 2006).

10.11	Option and Joint Venture Agreement, made as of May 1, 2006. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 7, 2006).

10.12

Form of Letter Agreement between the registrant and Golden Cycle Gold Corporation, entered on or about August 23, 2006. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8- K filed on August 29, 2006).

10.13

Joint Venture Agreement between the registrant and Allied Nevada Gold Corporation made as of September 24, 2007 (Incorporated by reference to Exhibit 10.19 of our Quarterly Report on Form 10- QSB filed on November 19, 2007).

10.14

Exploration and Option to Enter Operating Agreement with Allied Nevada Gold Corp. effective January 1, 2008 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 31, 2008).

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (Earl Abbott)

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 (George Drazenovic)

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (Earl Abbott)

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 (George Drazenovic)

* Filed herewith.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Jonathan P. Reuben, CPA, for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $15,000 and $15,000, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Jonathan P. Reuben, CPA, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $17,247 and $21,000, respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Jonathan P. Reuben, CPA, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil, respectively.

We do not use Jonathan P. Reuben, CPA, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage our auditor to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Jonathan P. Reuben, CPA, is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Jonathan P. Reuben, CPA, and believes that the provision of services for activities unrelated to the audit is compatible with maintaining independence of Jonathan P. Reuben, CPA.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORNADO GOLD INTERNATIONAL CORPORATION

By:	/s/ Earl. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: April 14, 2008

By:	/s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Earl. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: April 14, 2008

By:	/s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2008