Form 10-Q
period 2008-03-31
Tornado Gold International Corp
filed 2008-05-21
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-50146

TORNADO GOLD INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3409645
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8600 Technology Way, Suite 118, Reno, Nevada 89521
(Address of principal executive offices) (zip code)

(775) 852-3770
(Registrant’s telephone number, including area code)

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

Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [           ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

33,513,189 common shares issued and outstanding as of March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Tornado Gold International Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended March 31, 2008 and for the period from inception (March 19, 2004) to March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on April 14, 2008.

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED BALANCE SHEET

March 31,
2008
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$130,007
Prepaid Expenses	10,382

TOTAL CURRENT ASSETS	140,389

PROPERTY AND EQUIPMENT,
Mining claims	581,048
Computer equipment, net	1,826

OTHER ASSETS
Intangible assets - net	4,007

TOTAL ASSETS	$727,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$52,470
Accounts payable - others	93,936
Accrued expenses	249,975
Loan Payable - related party	730,000
Notes payable and accrued interest	12,000
Convertible debt and accrued interest payable, net of discount	25,157
TOTAL CURRENT LIABILITIES	1,163,538

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 37,213,189 shares issued and outstanding	37,213
Additional paid in capital	3,533,746
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(4,801,816)
Subscribed warrants	1,500,000
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	(436,268)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$727,270

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

			From
			March 19,
			2004
	For the Three Months Ended		through
	March 31,		March 31,
	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	-	-	68,765
Mining exploration expenses	79,197	-	1,329,175
General and administrative expenses	125,756	31,053	1,191,458
Loss on abandonment of mining claims	-	-	1,661,350
TOTAL OPERATING EXPENSES	204,953	31,053	4,250,748

LOSS FROM OPERATIONS	(204,953)	(31,053)	(4,250,748)

OTHER INCOME (EXPENSE)
Accrued damages on breach of contract	-	-	(249,975)
Interest expense	(21,616)	(31,594)	(301,093)
TOTAL OTHER INCOME (EXPENSE)	(21,616)	(31,594)	(551,068)

LOSS BEFORE PROVISION FOR INCOME TAXES	(226,569)	(62,647)	(4,801,816)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(226,569)	$(62,647)	$(4,801,816)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	30,111,526	33,190,260

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			From
			March 19, 2004
	For the Three Months Ended		through
	March 31,		March 31,
	2007	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,569)	$(62,647)	$(4,801,816)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of mining claims			1,318,475
Value of options and warrants granted for services	-	-	68,765
Amortization	572	572	2,861
Depreciation	277	277	1,496
Changes in:
Prepaid expenses and other current assets	(43,333)	3,626	(5,382)
Accounts payable	42,646	(31,982)	221,507
Accrued expenses		-	249,975
Amortization of discount on convertible debentures	-	11,250	11,250
Accrued interest added to principal	21,616	20,345	208,733
Net cash used in operating activities	(204,791)	(58,559)	(2,724,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(150,000)	-	(1,778,973)
Purchase of equipment	(1,980)	-	(3,323)
Website design costs		-	(6,868)
Net cash used in investing activities	(151,980)	-	(1,789,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	330,000	185,000	3,082,816
Proceeds from issuance of common stock		-	856,802
Proceeds from subscribed warrants		-	1,500,000
Payment on note payable		-	(42,500)
Repurchase of shares on common stock		-	(577,906)
Offering costs		-	(175,905)
Net cash provided by financing activities	330,000	185,000	4,643,307

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(26,771)	126,441	130,007

CASH AND CASH EQUIVALENTS, Beginning of period	144,106	3,566	-

CASH AND CASH EQUIVALENTS, End of period	$117,335	$130,007	$130,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:

During the quarter ended March 31, 2008, debt totalling $1,280,641 was converted into
3,201,663 shares of the Company's common stock.

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORP.
(An Exploratory Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Tornado Gold International Corp. (formerly Nucotec, Inc.) was incorporated in the state of Nevada on October 8, 2001. On July 7, 2004, the name of the company was officially changed to Tornado Gold International Corp. (the "Company"). The Company is currently in the exploratory stage as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 and has been since March 19, 2004, when it changed its principal activity to the exploration of mining properties for future commercial development and production (See Note 4). On February 14, 2007, the Company changed its domicile from Nevada to Delaware.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007, and for the period from March 19, 2004 to March 31, 2008, and its cash flows for the three months ended March 31, 2008 and 2007, and for the period from March 19, 2004 to March 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Commission on April 14, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the year ended March 31, 2008 of $62,647, had a negative working capital of $1,023,149, and had an accumulated deficit since its inception of $5,506,809. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional funds through debt and/or equity financing or through other means that it deems necessary. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During 2008, the Company recognized no compensation expense under SFAS No. 123R as no options were issued to employees during these two periods (See Note 6).

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of March 31, 2008, no options have been granted to the directors.

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

Long- Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2008, the Company had net capitalized costs of $4,006 related to its web site development, which are being depreciated on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $572 and $572, respectively.

A schedule of amortization expense for the periods ending December 31, 2009 is as follows:

December 31, 2008	$2,289
December 31, 2009	1,718
$4,007

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of March 31, 2008 were 160,200 options, 11,795,000 warrants, and $50,000 of debt convertible into 1,000,000 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 46,145,660 for the 3 months ended March 31, 2008.

Recent Accounting Pronouncement

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

NOTE 3 – COMPUTER EQUIPMENT

A summary of computer equipment at March 31, 2008 is as follows:

Computer equipment	$3,323
Accumulated depreciation	(1,497)
$1,826

Depreciation expense for the 3 months ended March 31, 2008 and 2007 amounted to $277 and $277, respectively.

NOTE 4 – MINING CLAIMS

Illapah and NT Greens

The Company originally leased 16 mining properties of which 15 were leased from Mr. Carl Pescio, a former director of the Company, and one property owned by the Company’s president and another director. In 2007, Mr. Pescio transferred the 15 properties he owned to Allied Nevada Gold Holdings, LLC (“Allied”).

In 2007, the Company was in breach of its lease of the 15 properties and entered into an agreement with Allied effective January 1, 2008, whereby the Company returned all mining properties leased with the exception of the Illipah and NT Green claims. Effective January 1, 2008, the Company returned all of its mining properties leased transferred to Corporation related party except for the Illipah and NT Green claims. The agreement pertaining to these two properties has a term of five years. Under the agreement, the Company is responsible to pay a 2% overriding royalty on the net smelter returns from the production of the minerals on the Illipah claim. The agreement also requires the Company to incur exploration and development expenses as follows:

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

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrues interest at 8% per annum and matured on December 31, 2006. In February 2008, the principal balance and accrued interest totaling $122,099 was cancelled through the issuance of 305,275 shares of the Company’s common stock.

From August 2005 to February 2006, the Company borrowed a total of $980,816 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and matured on December 31, 2007. In February 2008, the principal balance and accrued interest totaling $1,158,542 was cancelled through the issuance of 2,896,388 shares of the Company’s common stock.

In May 2007, the Company borrowed $12,000 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

During 2007, the Company borrowed a total of $730,000 from Mr. Carl Pescio. The loans are non-interest bearing and due on demand.

During 2007, the Company borrowed a total of $50,000 from Greenshoe Investment, Inc. The loans are evidenced by unsecured promissory notes. The notes accrue interest at 8% per annum and mature on the anniversary date of the two loans. Accrued interest related to these notes as of March 31, 2008 amounted to $1,660. Principal and accrued interest are convertible into common shares of the Company’s common stock at a conversion price of $.05 per share.

As the conversion price is less then the trading price of the shares on the loan date, the Company recognized beneficial conversion features on each loan totaling $45,000. The $45,000 is an offset to the amount borrowed and is being charged to interest over the term of the debt.

Interest expense accrued on the above loans during the three months ended March 31, 2008 and 2007 totaled $20,345 and $21,616. Interest charged to expense relating to the amortization of the beneficial conversion feature totaled $11,250 and $0 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the three months ended March 31, 2008, the Company issued 3,201,663 shares of its common stock through the cancellation of $1,280,641 of debt which includes principal and accrued interest.

Also during the three months ended March 31, 2008, the Company received $185,000 through the issuance of 3,700,000 shares of its common stock. The shares were issued through the Company’s private offering. The Company is offering 10,000,000 shares of its common stock to certain eligible investors at a price per share of $.05.

Options and Warrants

The following table summarizes the options and warrants outstanding at March 31, 2008:

Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2006	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance - December 31, 2007	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – March 31. 2008	11,955,200	$.4886

All of the above options and warrants are exercisable at March 31, 2008.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Net operating loss	$1,872,000
Less valuation allowance	(1,872,000)
$-

At March 31, 2008, the Company had federal net operating loss ("NOL") carryforwards of approximately $5,507,000. Federal NOLs could, if unused, begin to expire in 2025. The increase in deferred tax assets in 2008 of $21,000 related to the Company’s 2008 net operating loss which was reduced to $0 due to the Company’s 2008 valuation allowance.

Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

NOTE 8 – SUBSEQUENT EVENTS

In April 2008, the Company received $22,500 through the issuance of 450,000 shares of its common stock under its private offering.

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

For the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007.

Revenue - We have realized no revenues for the three month period ended March 31, 2008 and no revenues for the three month period ended March 31, 2007.

Operating Expenses - For the three month period ended March 31, 2008, our total operating expenses were $31,053 compared to our total operating expenses of $204,953 in the corresponding prior period. Of the $31,053 incurred in the three month period ended March 31, 2008, $Nil related to our mining exploration, $31,053 related to general and administrative activities, and $Nil related to our compensation expense on option grants. Of the $204,953 incurred in the three month period ended March 31, 2007, $79,197 related to mining exploration, $125,756 related to general and administrative activities, and $Nil related to our compensation expense on options grants. During the three month period ended March 31, 2008, we accrued $31,594 in interest expenses on notes payable, compared to interest accruing during the three month period ended March 31, 2007, of $21,616.

LIQUIDITY AND CAPITAL RESOURCES

We had cash totalling $130,007 and prepaid expenses totalling $10,382 as of March 31, 2008, making our total current assets $140,389. We also had mining claims of $581,048, computer equipment of $1,826 and intangible assets of $4,007, making our total assets $727,270 as of March 31, 2008. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of March 31, 2008, we had a net working capital deficit of $1,023,149.

Net cash used in operating activities was $58,599 for the three month period ended March 31, 2008 compared to $204,791 for the three month period ended March 31, 2007.

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

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors; except for our commitment to lease certain mining property that require us to make substantial lease payments in the future as disclosed in Notes to the financial statements included in our 10-KSB filed on April 14, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, secretary and treasurer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of the first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, secretary and treasurer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, secretary and treasurer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer)concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

10.19*	Joint Venture Agreement between the registrant and Allied Nevada Gold Corp. made as of September 24, 2007

17.1	Letter of resignation of Earl Abbott as Chief Financial Officer. (Incorporated by reference to our Current Report on Form 8-K filed on March 30, 2006).

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORNADO GOLD INTERNATIONAL CORPORATION

By:  /s/ Earl W. Abbott
Earl W. Abbott
CEO, President, Secretary, Treasurer
(Principal Executive Officer)
Date: May 21, 2008

By:  /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 21, 2008