Form 10-Q
period 2008-06-30
Tornado Gold International Corp
filed 2008-08-19
CIK 1168895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

_______________
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

39,835,689 common shares issued and outstanding as of June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Tornado Gold International Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended June 30, 2008 and for the period from inception (March 19, 2004) to June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on April 14, 2008.

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED BALANCE SHEET

June 30,
2008
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,956
Prepaid expenses	17,307

TOTAL CURRENT ASSETS	37,263

PROPERTY AND EQUIPMENT
Mining claims	581,048
Computer equipment, net	1,550

OTHER ASSETS
Intangible assets, net	3,434

TOTAL ASSETS	$623,295

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$52,470
Accounts payable - others	82,272
Loan payable - related party	730,000
Notes payable and accrued interest	12,000
Convertible debt and accrued interest payable, net of $15,388 discount	37,269
TOTAL CURRENT LIABILITIES	914,011

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Common stock; $0.001 par value; 100,000,000 shares
authorized; 39,835,689 shares issued and outstanding	39,836
Additional paid in capital	3,798,599
Accumulated deficit	(704,993)
Deficit accumulated during the exploratory stage	(4,923,740)
Subscribed warrants	1,500,000
Stock subscription receivable	(418)
TOTAL STOCKHOLDERS' DEFICIT	(290,716)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$623,295

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					From
					March 19,
					2004
	For the Three Months Ended		For the Six Months Ended		through
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Compensation expense on option grants	-	-	-	-	68,765
Mining exploration expenses	40,761	62,500	119,958	64,840	1,394,015
General and administrative expenses	67,696	47,312	193,454	76,024	1,236,429
Loss on abandonment of mining claims	-	-	-	-	1,661,350
TOTAL OPERATING EXPENSES	108,457	109,812	313,412	140,864	4,360,559

LOSS FROM OPERATIONS	(108,457)	(109,812)	(313,412)	(140,864)	(4,360,559)

OTHER INCOME (EXPENSE)
Accrued potential damages on breach of contract	-	-	(178,205)	-	(249,975)
Interest expense	(21,261)	(12,112)	(42,877)	(43,707)	(313,206)
TOTAL OTHER INCOME (EXPENSE)	(21,261)	(12,112)	(221,082)	(43,707)	(563,181)

LOSS BEFORE PROVISION FOR INCOME TAXES	(129,718)	(121,924)	(534,494)	(184,571)	(4,923,740)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(129,718)	$(121,924)	$(534,494)	$(184,571)	$(4,923,740)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC AND DILUTED	30,111,526	39,607,035	30,111,526	36,398,648

The accompanying notes are an integral part of these financial statements

TORNADO GOLD INTERNATIONAL CORPORATION
(AN EXPLORATORY STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			From
			March 19, 2004
	For the Six Months		through
	June 30,		June 30,
	2007	2008	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534,494)	$(184,571)	$(4,923,740)
Adjustment to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of mining claims			1,318,475
Value of options and warrants granted for services	-	-	68,765
Amortization of intangible assets	1,145	1,145	3,434
Depreciation	554	554	1,773
Changes in:
Prepaid expenses and other current assets	(43,780)	(3,298)	(12,306)
Accounts payable	67,131	(43,647)	209,842
Accrued expenses	178,205	-	249,975
Amortization of discount on convertible debentures	-	22,365	22,365
Accrued interest added to principal	42,877	21,342	209,730
Net cash used in operating activities	(288,362)	(186,110)	(2,851,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mining claims	(180,000)	-	(1,778,973)
Purchase of equipment	(1,980)	-	(3,323)
Website design costs	-	-	(6,868)
Net cash used in investing activities	(181,980)	-	(1,789,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	330,000	-	2,897,816
Proceeds from issuance of common stock	-	202,500	1,059,302
Proceeds from subscribed warrants	-	-	1,500,000
Payment on note payable	-	-	(42,500)
Repurchase of shares on common stock	-	-	(577,906)
Offering costs	-	-	(175,905)
Net cash provided by financing activities	330,000	202,500	4,660,807

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(140,342)	16,390	19,956

CASH AND CASH EQUIVALENTS, Beginning of period	144,106	3,566	-

CASH AND CASH EQUIVALENTS, End of period	$3,764	$19,956	$19,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

Noncash investing and financing activities:

During the six months ended June 30, 2008, debt totalling $1,280,641 was converted into 3,201,663 shares of the Company's common stock.

During the six months ended June 30, 2008, the Company issued 2,272,500 shares of its common stock in consideration for the settlement of its failure to register shares of common stock issued in a 2006 private offering. The 2,272,500 shares were valued at $249,975.

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

Basis of Presentation and Going Concern

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in Format Inc.’s Form 10-KSB for the year ended December 31, 2007.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has no established source of material revenue, has incurred a net loss for the six months ended June 30, 2008 of $184,571, had negative working capital of $876,748, and had an accumulated deficit since its inception of $5,628,733. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of April 15, 2005, the Company adopted its 2005 stock option plan to compensate its directors. As of June 30, 2008, no options have been granted to the directors.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Website Development Costs

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2008, the Company had net capitalized costs of $3,434 related to its web site development, which are being amortized on a straight-line basis over an estimated useful life of 3 years. Amortization expense for the three months ended June 31, 2008 and 2007 amounted to $572 and $572, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $1,145 and $1,145, respectively.

A schedule of expected amortization expense for the periods ending after June 30, 2008 is as follows:

June 30, 2009	$2,288
June 30, 2009	1,146
$3,434

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options to purchase common shares would have an anti-dilutive effect. The only potential common shares as of June 30, 2008 were 160,200 options, 11,795,000 warrants, and $50,000 of debt convertible into 1,000,000 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. The only potential common shares as of June 30, 2007 were 160,200 options, 11,795,000 warrants, and $649,838 of debt convertible into 1,477,283 shares of the Company’s common stock that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 52,562,435 and 44,518,766 for the three months ended June 30, 2008, respectively. Common shares included in diluted EPS for the six months ended June 30, 2008 and 2007 would have been 38,418,451 and 44,518,766, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expects such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply FSP 142-3.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 is effective for the Company in the first quarter of 2009. The Company is currently assessing the impact of FSP EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

NOTE 3 – COMPUTER EQUIPMENT

A summary of computer equipment at June 30, 2008 is as follows:

Computer equipment	$3,323
Accumulated depreciation	(1,773)
$1,550

Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $277 and $277, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $554 and $554, respectively.

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

The Illipah gold prospect is situated in eastern Nevada at the southern extension of the Carlin Trend (T 18N, R 58E). The property consists of 191 unpatented federal Bureau of Land Management lode mining claims, comprising approximately 3,820 acres.

NOTE 5 – NOTES PAYABLE

On July 1, 2005, the Company borrowed $100,000 from Gatinara Holdings, Inc., an unrelated third party. The loan is evidenced by an unsecured promissory note. The note accrued interest at 8% per annum and matured on December 31, 2006. In February 2008, the principal balance and accrued interest totaling $122,099 was cancelled through the issuance of 305,275 shares of the Company’s common stock.

From August 2005 to February 2006, the Company borrowed a total of $980,816 from Greenshoe Investment, Inc., an unrelated third party. The loans are evidenced by unsecured promissory notes. The notes accrued interest at 8% per annum and matured on December 31, 2007. In February 2008, the principal balance and accrued interest totaling $1,158,542 was cancelled through the issuance of 2,896,388 shares of the Company’s common stock.

In May 2007, the Company borrowed $12,000 from an unrelated third party. The loan is non-interest bearing, unsecured and due on demand.

During 2007, the Company borrowed a total of $730,000 from Mr. Carl Pescio. The loans are non-interest bearing and due on demand.

During 2007, the Company borrowed a total of $50,000 from Greenshoe Investment, Inc. The loans are evidenced by two unsecured promissory notes. The notes accrue interest at 8% per annum and mature on the anniversary date of the two loans. Accrued interest related to these notes as of June 30, 2008 amounted to $2,657. Principal and accrued interest are convertible into common shares of the Company’s common stock at a conversion price of $.05 per share.

As the conversion price is less then the trading price of the shares on the loan date, the Company recognized beneficial conversion features on each loan totaling $45,000. The $45,000 is an offset to the amount borrowed and is being charged to interest over the term of the debt.

Interest expense accrued on all of the above-indicated loans during the three months ended June 30, 2008 and 2007 totaled $2,020 and $21,261, respectively. Interest expense accrued on all of the above-indicated loans during the six months ended June 30, 2008 and 2007 totaled $21,342 and $42,877, respectively. Interest charged to expense relating to the amortization of the beneficial conversion feature totaled $10,092 and $0 for the three months ended June 30, 2008 and 2007, respectively. Interest charged to expense relating to the amortization of the beneficial conversion feature totaled $22,365 and $0 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the six months ended June 30, 2008, the Company issued 3,201,663 shares of its common stock through the cancellation of $1,280,641 of debt that includes principal and accrued interest and issued 2,272,500 shares of its common stock in consideration for the settlement of its failure to register shares of common stock issued in a 2006 private offering. The 2,272,500 shares were valued at $249,975.

Also during the six months ended June 30, 2008, the Company received $202,500 through the issuance of 4,050,000 shares of its common stock. The shares were issued through the Company’s private offering. The Company is offering 10,000,000 shares of its common stock to certain eligible investors at a price per share of $.05.

Options and Warrants

The following table summarizes the options and warrants outstanding at June 30, 2008:

Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance - December 31, 2006	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance - December 31, 2007	11,955,200	$.4886
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – June 30. 2008	11,955,200	$.4886

The above totals include 160,200 options and 11,795,000 warrants at June 30, 2008. All of the above options and warrants are exercisable at June 30, 2008.

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:

Net operating loss	$1,914,000
Less valuation allowance	(1,914,000)
$-

At June 30, 2008, the Company had federal net operating loss ("NOL") carryforwards of approximately $5,629,000. Federal NOLs could, if unused, begin to expire in 2025. The increase in deferred tax assets in 2008 of $62,000 related to the Company’s 2008 net operating loss that was reduced to $0 due to the Company’s 2008 valuation allowance.

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

For the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007.

Revenue - We have realized no revenues for the three month period ended June 30, 2008 and no revenues for the three month period ended June 30, 2007.

Operating Expenses - For the three month period ended June 30, 2008, our total operating expenses were $109,812 compared to our total operating expenses of $108,457 in the corresponding prior period in 2007. Of the $109,812 incurred in the three month period ended June 30, 2008, $62,500 related to our mining exploration and $47,312 related to general and administrative activities. Of the $108,457 incurred in the three month period ended June 30, 2007, $40,761 related to mining exploration and $67,696 related to general and administrative activities. During the three month period ended June 30, 2008, we accrued $12,112 in interest expenses on notes payable, compared to interest accruing during the three month period ended June 30, 2007, of $21,261.

For the six month period ended June 30, 2008, compared to the six month period ended June 30, 2007.

Revenue - We have realized no revenues for the six month period ended June 30, 2008 and no revenues for the six month period ended June 30, 2007.

Operating Expenses - For the six month period ended June 30, 2008, our total operating expenses were $140,864 compared to our total operating expenses of $313,412 in the corresponding prior period in 2007. Of the $140,864 incurred in the six month period ended June 30, 2008, $64,840 related to our mining exploration and $76,024 related to general and administrative activities. Of the $313,412 incurred in the six month period ended June 30, 2007, $119,958 related to mining exploration and $193,454 related to general and administrative activities. During the six month period ended June 30, 2008, we accrued $43,707 in interest expenses on notes payable, compared to interest accruing during the six month period ended June 30, 2007, of $42,877.

LIQUIDITY AND CAPITAL RESOURCES

We had cash totalling $19,956 and prepaid expenses totalling $17,307 as of June 30, 2008, making our total current assets $37,263. We also had mining claims of $581,048, computer equipment of $1,550 and intangible assets of $3,434, making our total assets $623,295 as of June 30, 2008. As of that date, our available cash and cash equivalents were not sufficient to pay our day-to-day expenditures or to effectuate our business plan. We are committed to continue to seek the necessary financing needed to continue operating through the sale of equity or debt financing, though there is no guarantee we will be able to do so.

As of June 30, 2008, we had a net working capital deficit of $290,716.

Net cash used in operating activities was $186,110 for the six month period ended June 30, 2008 compared to $288,362 for the six month period ended June 30, 2007.

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

As of June 30, 2008, the end of the second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, secretary and treasurer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, secretary and treasurer (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer)concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.19

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
Date: August 18, 2008

By: /s/ George Drazenovic
George Drazenovic
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 18, 2008